Form 10QSB
period 1996-06-30
BOLDER TECHNOLOGIES CORP
filed 1996-08-13
CIK 1011108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _______.

                         Commission File Number 0-28060

                        BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                     84-1166231
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

                     5181 Ward Road, Wheat Ridge, CO 80033
          (Address of principal executive offices including zip code)

                                 (303)422-8200
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X              No
                      ---                ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $.001 par value                          9,377,569
- -----------------------------------------       ------------------------------
               (Class)                          (Outstanding at August 1, 1996)

                        BOLDER TECHNOLOGIES CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE NUMBER
                                                                         -----------
COVER PAGE                                                                     1

TABLE OF CONTENTS                                                              2

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed Balance Sheets as of June 30, 1996 and
                 December 31, 1995                                             3

                 Condensed Statements of Operations for the three-and
                 six-month periods ended June 30, 1996 and 1995 and the
                 period from March 22, 1991 (inception) through June
                 30, 1996                                                      4

                 Condensed Statements of Cash Flows for the six-month
                 periods ended June 30, 1996 and 1995 and the period
                 from March 22, 1991 (inception) through June 30, 1996         5

                 Notes to Condensed Financial Statements.                      6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                8

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.                                           12

         ITEM 2. CHANGES IN SECURITIES.                                       12

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                             12

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         12

         ITEM 5. OTHER INFORMATION.                                           12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                            12

SIGNATURES                                                                    16

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                              JUNE 30,       DECEMBER 31,
                                                                1996             1995
                                                            ------------    ------------
ASSETS                                                       (UNAUDITED)
Current assets:
     Cash and cash equivalents                              $    269,165    $    664,219
     Short-term investments                                   23,664,664       2,135,478
     Other current assets                                        818,329         235,159
                                                            ------------    ------------

TOTAL CURRENT ASSETS                                          24,752,158       3,034,856

Property and equipment, at cost, net                           1,325,370       1,315,410
Notes receivable from founder                                       --           152,066
Investment in joint venture                                      413,139         135,864
Other assets, net                                                111,851         110,151
                                                            ------------    ------------


TOTAL ASSETS                                                $ 26,602,518    $  4,748,347
                                                            ============    ============




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities               $    903,747    $    294,743
     Notes and capital leases, current portion                   171,621         207,202
                                                            ------------    ------------

TOTAL CURRENT LIABILITIES                                      1,075,368         501,945

Notes and capital leases, less current portion                   269,746         351,485

Commitments and contingencies

Manditorily redeemable, convertible preferred stock
     $.001 par value, stated at liquidation preference;
     5,781,962 authorized; none and 5,243,425 issued
     and outstanding as of June 30, 1996 and
     December 31, 1995, respectively                                --        13,433,482
                                                            ------------    ------------

Stockholder's (deficit) equity:
     Common Stock, $.001 par value, 9,691,622 shares
        authorized; 9,377,569 and 1,146,421 shares issued
        at June 30, 1996 and December 31, 1995,
        respectively                                               9,378           1,146
     Treasury stock, $.001 par common stock, 33,333
        shares at June 30, 1996 and December 31, 1995            (50,000)        (50,000)
     Additional paid-in capital (including $2,963 paid
        for warrants)                                         36,720,238             573
     Deficit accumulated during the development stage        (11,422,212)     (9,490,284)
                                                            ------------    ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          25,257,404      (9,538,565)
                                                            ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 26,602,518    $  4,748,347
                                                            ============    ============




                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                       FOR THE PERIOD
                                                                                                       FROM INCEPTION
                                             THREE MONTHS ENDED              SIX MONTHS ENDED          (MARCH 22, 1991)
                                                  JUNE 30,                        JUNE 30,             TO JUNE 30, 1996
                                       ----------------------------    ----------------------------    ----------------
                                           1996            1995            1996            1995               1996
                                       ------------    ------------    ------------    ------------    ---------------
REVENUES                               $     16,265    $     33,933    $     28,213    $     67,495    $       176,598

COST OF REVENUES                              7,446            --            16,778             228             90,570
                                       ------------    ------------    ------------    ------------    ---------------

                                              8,819          33,933          11,435          67,267             86,028

OPERATING EXPENSES
       Research and development             463,628         650,148         957,941       1,242,962          7,689,796
       General and administrative           396,136         222,133         639,573         455,415          3,227,653
       Selling and marketing                 62,232          34,934         121,206          65,712            284,977
       Loss from Joint Venture              333,946            --           422,724            --              586,861
                                       ------------    ------------    ------------    ------------    ---------------

INCOME (LOSS) FROM OPERATIONS            (1,247,123)       (873,282)     (2,130,009)     (1,696,822)       (11,703,259)

OTHER INCOME (EXPENSE)
       Interest income                      191,127          24,150         223,830          32,550            439,098
       Interest expense                     (12,132)        (39,101)        (25,748)        (59,406)          (148,434)
       Other income (expense)                  --                16            --                16             (9,617)
                                       ------------    ------------    ------------    ------------    ---------------

NET INCOME (LOSS)                      $ (1,068,128)   $   (888,217)   $ (1,931,927)   $ (1,723,662)   $   (11,422,212)
                                       ============    ============    ============    ============    ===============

UNAUDITED PRO FORMA DATA

       Pro forma income (loss) per
         common and common
         equivalent share              $      (0.12)                   $      (0.25)
                                       ============                    ============


       Shares used in computing pro
         forma net income (loss) per
         common and equivalent share      8,720,575                       7,865,841
                                       ============                    ============



                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED           FOR THE PERIOD
                                                                                JUNE 30,               FROM INCEPTION
                                                                      ----------------------------    (MARCH 22, 1991)
                                                                          1996            1995        TO JUNE 30, 1996
                                                                      ------------    ------------    ----------------
OPERATING ACTIVITIES
Net Loss                                                              $ (1,931,927)   $ (1,723,662)   $    (11,422,211)
Adjustments to reconcile net loss to net cash used in
  operating activities
      Depreciation and amortization                                        193,230         226,907             754,187
      Loss from operations of joint venture                                422,724            --               586,860
      Interest expense paid in preferred stock                                --              --                70,224
      Common stock issued for research and development and
         general and administrative expenses                                  --              --                29,922
      Preferred stock offering costs charged to expense                       --              --                 4,810
Changes in operating assets and liabilities                                 80,307        (176,858)            142,904
                                                                      ------------    ------------    ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (1,235,666)     (1,673,613)         (9,833,304)
                                                                      ------------    ------------    ----------------


INVESTING ACTIVITIES
      Purchase of short term investments                               (45,744,576)     (7,213,745)        (65,879,507)
      Sale of short term investments                                    24,162,991       3,781,742          42,162,444
      Purchases of property and equipment                                 (198,831)       (178,719)         (2,049,219)
      Issuance of notes receivable from founder                               --              --              (150,000)
      Repayment of notes receivable from founder                           150,000            --               150,000
      Investment in joint venture                                         (700,000)           --            (1,000,000)
      Patent costs                                                          (6,066)        (21,283)           (111,606)
                                                                      ------------    ------------    ----------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (22,336,482)     (3,632,005)        (26,877,888)
                                                                      ------------    ------------    ----------------


FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                            100,000       3,541,950           9,947,662
      Proceeds from issuance of common stock                            23,673,983           2,300          23,820,934
      Proceeds from issuance of convertible notes and notes payable           --         1,841,850           4,169,718
      Payments on notes payable and capital leases payable                (117,321)        (57,234)           (248,425)
      Stock issuance costs                                                (479,568)        (12,705)           (662,495)
      Purchase of treasury stock from founder                                 --              --               (50,000)
      Issuance of warrants to purchase common or preferred stock              --             2,963               2,963
                                                                      ------------    ------------    ----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     23,177,094       5,319,124          36,980,357
                                                                      ------------    ------------    ----------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (395,054)         13,506             269,165
Cash and cash equivalents, beginning of period                             664,219          87,265                --
                                                                      ------------    ------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    269,165    $    100,771    $        269,165
                                                                      ============    ============    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                                22,002          19,036              56,600
                                                                      ============    ============    ================


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
      Conversion of notes payable and related accrued interest to
       preferred stock                                                $       --      $  1,839,682    $      3,585,820
                                                                      ============    ============    ================


      Property purchased under capital leases                         $       --      $       --      $         17,805
                                                                      ============    ============    ================



                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1996 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The interim financial information of Bolder Technologies Corporation (the "Company") for the three- and six-month periods ended June 30, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form SB-2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of operating results to be expected for the full year.

     The Company received $2.2 million from exercise of warrants by stockholders in April 1996 and net proceeds of $20.9 million in connection with its Initial Public Offering of Common Stock ("IPO") in May 1996. At the IPO closing date, all of the Mandatorily Redeemable, Convertible Preferred Stock was converted into 5,260,091 shares of common stock.

     PRO FORMA LOSS PER COMMON SHARE AND EQUIVALENT (UNAUDITED)

     Historical loss per share is not considered relevant as it would differ materially from pro forma loss per common share and common equivalent share given the changes in the capital structure of the Company, which occurred on the closing of the IPO. Except as noted below, pro forma loss per common share and equivalents is computed using the sum of the weighted average number of shares of common stock (assuming conversion of the preferred stock occurred on the date of its issuance) and common stock equivalent shares from common and preferred stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common equivalent shares issued by the Company at prices significantly below the public offering price during the twelve month period prior to the IPO closing date (using the treasury stock method and an offering price of $10.50 per share) have been included in the calculation as if they were outstanding for the twelve months prior to the IPO closing date, regardless of whether they are antidilutive.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

     In February 1996, the Company's Joint Venture committed to the construction of a commercial high-volume battery production line. The Company's 50% share of capital required to fund the production line was estimated to be $4.0 million. As of June 1996, the Company and JCI had each paid $1,000,000 to the Joint Venture to satisfy the obligation of each to fund 50% of the Joint Venture's initial production line capital costs and on-going operating expenses. The Company is currently engaged in discussions with JCI which may result in the reallocation to the Company of ownership and funding requirements for the production line. In August 1996, the Company committed to pay $3.0 million to the manufacturer of the production line equipment for on-going construction of the first high-volume TMF battery production line.

                        BOLDER TECHNOLOGIES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Registration Statement on Form SB-2 filed in March 1996.

     GENERAL

     Since its inception in March 1991, Bolder Technologies Corporation (the "Company") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMF(TM)") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. To date, the Company has produced more than 20,000 prototype and evaluation cells. An aggregate of approximately 2,300 cells have been shipped to a total of 34 customers, primarily for evaluation. The Company is currently planning commercial production facilities for the manufacture of its TMF batteries, but has not yet manufactured cells in commercially viable quantities. The Company expects to generate revenues primarily from the sale of its TMF batteries.

     The Company and Johnson Controls Battery Group, Inc. formed a joint venture (the "Joint Venture") in June 1995 to develop production technology for TMF products and to promote the TMF technology in the hybrid electric vehicle market. Since its inception, the Joint Venture has been primarily engaged in development of the manufacturing process for TMF batteries and has not generated any revenues. The Joint Venture is owned and controlled by the Company and JCI on a 50-50 basis. All revenues and expenses of the Joint Venture are shared equally by the Company and JCI.

     The Company and JCI are currently engaged in discussions regarding the restructuring of their relationship to resolve certain disputes relating to the Joint Venture and to determine the best means of accommodating the parties' manufacturing requirements for TMF batteries. At present, the Company anticipates developing, at its own expense, the initial commercial production line for the sub-C cell independent of the Joint Venture, thus giving Bolder total ownership and full rights to the production of the first high-volume manufacturing line. Bolder has made a commitment to Wright Industries for the purchase of manufacturing equipment for the initial production line for sub-C cells of approximately $3,000,000. There can be no assurances that the Company will be able to restructure its relationship with JCI on acceptable terms.

     The Company believes that its results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

     RESULTS OF OPERATIONS

     Total revenues of $16,265 and $28,213 for the three- and six-month periods ended June 30, 1996, respectively, decreased from $33,933 and $67,495 for the same periods in 1995. The decrease in 1996 was primarily due to an absence of SBIR grant revenues in the 1996 periods, compared to SBIR revenues of $33,333 and $66,666 in the three- and six-month periods in 1995. Revenues in 1996 reflected increases over 1995 for product sales. However, product sales are expected to remain at nominal levels until the beginning of high-volume production next year.

     Research and development expenses decreased to $463,628 and $957,941 for the three- and six-month periods ended June 30, 1996, respectively, from $650,148 and $1,242,962 during the same periods in 1995. The net decrease in research and development expenses to the Company in the 1996 periods resulted from the assumption by the Joint Venture of a portion of the development expenses.

     General and administrative expenses increased to $396,136 and $639,573 for the three-and six-month periods ended June 30, 1996, respectively, from $222,133 and $455,415 during the same periods in 1995. The increases in 1996 were due to recruiting and relocation expenses for additional technical staffing to support research and development and joint venture activities, additional administrative staffing, added expenses for insurance and investor relations associated with becoming a public company, and travel expenses attributed to the IPO process. Approximately half of the 1996 increases for the second quarter, including IPO related expenses and a portion of recruiting and relocation expenses, should be non-recurring.

     Selling and marketing expenses increased to $62,232 and $121,206 for the three- and six-month periods ended June 30, 1996, respectively, from $34,934 and $65,712 for the same periods in 1995. These 1996 increases were primarily due to increased marketing and business development activities related to the Company's efforts to establish a nationwide distributor network and to obtain purchase orders for delivery of product upon completion next year of the Company's first high-volume production line.

     The Company reported a loss from the operations of the Joint Venture of $333,946 and $422,724 for the three- and six-month periods ended June 30, 1996, respectively, representing the Company's share of the TMF battery manufacturing development program of the Joint Venture.

     Interest income increased to $191,127 and $223,830 for the three- and six-month periods ended June 30, 1996, respectively, from $24,150 and $32,550 during the same periods in 1995. The increase in 1996 resulted primarily from investment of proceeds from the Company's IPO and from the exercise of warrants by stockholders in April 1996.

     Interest expense decreased to $12,132 and $25,748 for the three- and six-month periods ended June 30, 1996, respectively, from $39,101 and $59,406 for the same periods in 1995. The decrease resulted primarily from the absence of debt service in the 1996 period on convertible promissory notes issued to certain stockholders in March 1995 and converted into common stock in May 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     From its inception in March 1991 through June 30, 1996, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $36.7 million from sales of these securities. At June 30, 1996, the Company's balances of cash, cash equivalents and short-term investments totaled $23.9 million, compared to $2.8 million at December 31, 1995. As of June 30, 1996, the Company had invested $2.0 million in leasehold improvements, machinery, equipment and office furnishings to support its development, production, sales and administrative activities. The company has financed $0.7 million of these capital additions through capital leases and notes.

     In May 1996, the Company began trading its shares on the NASDAQ National Market System in connection with its IPO and received approximately $20.9 million in net proceeds from the sale of 2.2 million shares of common stock. Prior to the IPO, several stockholders acquired 620,462 shares of common stock in April 1996 through the exercise of warrants issued in March 1995 that would have expired upon completion of the Company's IPO. The net proceeds to the Company from exercise of the warrants was $2.2 million.

     In February 1996, the Company's Joint Venture committed to the construction of a commercial high-volume battery production line. The Company's 50% share of capital required to fund the production line was estimated to be $4.0 million. As of June 1996, the Company and JCI had each paid $1,000,000 to the Joint Venture to satisfy the obligation of each to fund 50% of the Joint Venture's initial production line capital costs and on-going operating expenses. The Company is currently engaged in discussions with JCI which may result in the reallocation to the Company of ownership and funding requirements for the production line. In August 1996, the Company committed to pay $3.0 million to the manufacturer of the production line equipment for on-going construction of the first high-volume TMF battery production line.

     Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that its existing sources of liquidity and projected cash generated from operations will satisfy the Company's capital requirements for approximately the next 21 months. There can be no assurance, however, that the Company will not require additional capital at a future date. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

                        BOLDER TECHNOLOGIES CORPORATION

PART II. OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS.

                  The Company has been named in a personal injury action filed in Superior Court in the County of Los Angeles on March 28, 1996 arising out of a motor vehicle accident. Management believes that the resolution of this claim will not have a material adverse effect on the Company's business, results of operations, and financial condition. The Company is not a party to any other legal proceedings.

      ITEM 2.     CHANGES IN SECURITIES.

                  None

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                  None

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

      ITEM 5.     OTHER INFORMATION.

                  None

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBIT      DESCRIPTIONS OF DOCUMENTS
                           -------      -------------------------
                            3(i).1*     -- Restated Certificate of
                                           Incorporation
                            3(i).2*     -- Form of Restated Certificate of
                                           Incorporation to ` be filed upon the
                                           closing of the offering to which
                                           this Registration Statement relates.
                            3(ii).1*    -- By-laws of the Registrant, as
                                           amended.
                            3(ii).2*    -- Form of Restated By-laws to be
                                           filed upon the closing of the
                                           offering to which this Registration
                                           Statement relates.
                            4.1*        -- Reference is made to Exhibits
                                           3(i).1 through 3(ii).2.
                            4.2*        -- Specimen Stock Certificate.
                            5.1*        -- Opinion of Cooley Godward Castro
                                           Huddleson & Tatum.

                            10.1*       -- Form of Indemnity Agreement to be
                                           entered into between the Registrant
                                           and its directors and officers, with
                                           related schedule.
                            10.2*       -- Registrant's 1996 Equity
                                           Incentive Plan (the "Option Plan"),
                                           including forms of Options granted
                                           to employees under the Option Plan
                                           and Options granted to non-employee
                                           directors under the Option Plan.
                            10.3*       -- Registrant's 1996 Employee Stock
                                           Purchase Plan.
                            10.4*       -- Employment Agreement between
                                           Registrant and Daniel S. Lankford,
                                           dated July 11, 1994.
                            10.5*       -- Employment Agreement between
                                           Registrant and William E. Younkes,
                                           dated April 1, 1993.
                            10.6*       -- Employment Agreement Amendment
                                           between Registrant and William E.
                                           Younkes, dated October 1, 1995.
                            10.7*       -- Letter Agreement between
                                           Registrant and Joseph F. Fojtasek,
                                           dated February 13, 1996.
                            10.8*       -- Promissory Note executed by
                                           Tristan E. Juergens, dated November
                                           1, 1995.
                            10.9*       -- Promissory Note executed by
                                           Tristan E. Juergens, dated August
                                           29, 1995.
                            10.10*      -- Stock Purchase Agreement between
                                           Registrant and Tristan E. Juergens,
                                           dated August 29, 1995.
                            10.11*      -- Stock Award Agreement between
                                           Registrant and Tristan E. Juergens
                                           dated August 31, 1995.
                            10.12*      -- Stock Award Agreement between
                                           Registrant and Robert F. Nelson,
                                           dated August 31, 1995.
                            10.13*      -- Stock Award agreement between
                                           Registrant and Sandra Schreiber,
                                           dated August 31, 1995.
                            10.14*      -- Stock Award Agreement between
                                           Registrant and William E. Younkes,
                                           dated August 31, 1995.
                            10.15*      -- Note Purchase Agreement Between
                                           Registrant and certain parties named
                                           therein, dated April 19, 1994.
                            10.16*      -- Series C Preferred Stock Purchase
                                           Agreement, dated July 19, 1994.
                            10.17*      -- Supplemental Agreement to Series
                                           C Preferred Stock Purchase agreement
                                           between Registrant and certain
                                           parties named therein, dated
                                           September 30, 1994.
                            10.18*      -- Note and Warrant Purchase
                                           Agreement between Registrant and
                                           certain parties named therein, dated
                                           March 14, 1995, including forms of
                                           Convertible Promissory Note issued
                                           to the parties and Stock Purchase
                                           Warrant issued to the parties.

                            10.19*      -- Series D Preferred Stock Purchase
                                           Agreement between Registrant and
                                           certain parties named therein, dated
                                           May 24, 1995.
                            10.20*      -- Guaranty Agreement between
                                           Registrant and Steven Paul, dated
                                           May 24, 1995.
                            10.21*      -- Stock Purchase Warrant issued to
                                           Freedom Ventures Incorporated, dated
                                           May 24, 1995.
                            10.22*      -- Letter Agreement between
                                           Registrant, Harold Scott and certain
                                           parties named therein, dated January
                                           18, 1996.
                            10.23*      -- Series E Preferred Stock Purchase
                                           Agreement between Registrant,
                                           Johnson Controls Battery Group, Inc.
                                           and certain parties named therein,
                                           dated June 26, 1995.
                            10.24*      -- Purchasers and Principal
                                           Stockholder Agreement between
                                           Registrant, Tristan E. Juergens and
                                           certain parties named therein, dated
                                           June 26, 1995.
                            10.25*      -- Warrant to Purchase Shares of
                                           Series E Preferred Stock issued to
                                           Johnson Controls Battery Group,
                                           Inc., dated June 26, 1995.
                            10.26*      -- Joint Venture Agreement between
                                           Registrant and Johnson Controls
                                           Battery Group, Inc., dated June 26,
                                           1995.
                            10.27*      -- Johnson Controls/Bolder LLC
                                           Operating Agreement between
                                           Registrant and Johnson Controls
                                           Battery Group, Inc., dated June 26,
                                           1995.
                            10.28*      -- BTC-JCI License Agreement between
                                           Registrant and Johnson Controls
                                           Battery Group, Inc., dated June 26,
                                           1995.
                            10.29*      -- BTC-JV License Agreement between
                                           Registrant and Johnson
                                           Controls/Bolder LLC, dated June 26,
                                           1995.
                            10.30*      -- Johnson Controls-JV Trade Name
                                           License Agreement between
                                           Registrant, Johnson Controls/Bolder
                                           LLC and Johnson Controls Battery
                                           Group, Inc., dated June 26, 1995.
                            10.31*      -- JV-BTC/JCI License Agreement
                                           between Registrant, Johnson Controls
                                           Battery Group, Inc. and Johnson
                                           Controls/Bolder LLC, dated June 26,
                                           1995.
                            10.32*      -- JV-BTC/JCI Manufacturing and
                                           Supply Agreement between Registrant,
                                           Johnson Controls Battery Group, Inc.
                                           and Johnson/Bolder LLC, dated June
                                           26, 1995.

                            10.33*      -- Senior Loan and Security
                                           Agreement between Registrant and
                                           Phoenix Leasing Incorporated, dated
                                           July 29, 1994 including forms of
                                           Warrant to Purchase Shares of Series
                                           C Preferred Stock issued by
                                           Registrant to Phoenix Leasing
                                           Incorporated and Promissory Notes
                                           issued to Phoenix Leasing.
                            10.34*      -- First amendment to Purchase
                                           Agreement between Registrant and
                                           Phoenix Leasing Incorporated, dated
                                           July 29, 1994.
                            10.35*      -- Service Agreement between
                                           Registrant and Chemical Waste
                                           Management, Inc., dated October 19,
                                           1993.
                            10.36*      -- Lease Agreement between
                                           Registrant and Jefferson Park West,
                                           dated December 13, 1993.
                            10.37*      -- Lease Agreement between
                                           Registrant and Jefferson Park West,
                                           dated November 14, 1994.
                            10.38*      -- Agreement between Registrant and
                                           Wright Industries, dated March 5,
                                           1996.
                            10.39*      -- Amendment to Purchase Agreement
                                           between Registrant, certain
                                           stockholders of Registrant and
                                           Phoenix Leasing Incorporated, dated
                                           March 21, 1996.
                            10.40*      -- Warrant issued to Phoenix Leasing
                                           Incorporated, dated March 25, 1996.
                            11.1*       -- Statement regarding calculation
                                           of net income (loss) per share.
                            23.1*       -- Consent of Arthur Andersen LLP,
                                           Independent Auditors.
                            23.2*       -- Consent of Cooley Godward Castro
                                           Huddleson & Tatum. Reference is made
                                           to Exhibit 5.1.
                            23.3*       -- Consent of Davis, Graham & Stubbs
                                           LLP.
                            24.1*       -- Power of Attorney. Reference is
                                           made to page II-7.
                            27          -- Financial Data Schedule.

* Filed as an exhibit to the Company's Registration Statement on Form SB-2, File No. 333-2500-D, and incorporated herein by reference.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                        BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                        BOLDER Technologies Corporation




Date:    August 13, 1996                By:     /s/ Daniel S. Lankford
      -------------------                  -----------------------------------
                                                    Daniel S. Lankford
                                           Chairman and Chief Executive Officer



                                        By:     /s/ Joseph F. Fojtasek
                                           -----------------------------------
                                                    Joseph F. Fojtasek
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  27          - Financial Data Schedule.
