Form 10QSB
period 1996-09-30
BOLDER TECHNOLOGIES CORP
filed 1996-11-14
CIK 1011108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______ to _______.

                         Commission File Number 0-28060

                        BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                           Delaware                                                    84-1166231
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification No.)

                     5181 Ward Road, Wheat Ridge, CO 80033
          (Address of principal executive offices including zip code)

                                 (303)422-8200
              (Registrant's telephone number, including area code)

 _____________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X              No
                     -----               -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.001 par value                                       9,378,457
         ----------------------------                            ---------------------------------
                   (Class)                                       (Outstanding at November 1, 1996)

                        BOLDER TECHNOLOGIES CORPORATION

                               TABLE OF CONTENTS

                                                                                              PAGE NUMBER
                                                                                              -----------
COVER PAGE                                                                                            1

TABLE OF CONTENTS                                                                                     2

PART I.       FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS

                       Condensed Balance Sheets as of September 30, 1996 and December 31, 1995        3

                       Condensed Statements of Operations for the three-and nine-month periods ended September 30, 1996 and 1995 and the period from March 22, 1991
                       (inception) through September 30, 1996                                         4

                       Condensed Statements of Cash Flows for the nine-month periods ended
                       September 30, 1996 and 1995 and the period from March 22, 1991
                       (inception) through September 30, 1996                                         5

                       Notes to Condensed Financial Statements.                                       6

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS.                                                         8

PART II.      OTHER INFORMATION

              ITEM 1.  LEGAL PROCEEDINGS.                                                             12

              ITEM 2.  CHANGES IN SECURITIES.                                                         12

              ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                               12

              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                           12

              ITEM 5.  OTHER INFORMATION.                                                             12

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                              12

SIGNATURES                                                                                            16

                        BOLDER TECHNOLOGIES CORPORATION
                         (A development stage company)

                            CONDENSED BALANCE SHEETS


                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1996            1995
                                                              ------------    ------------
ASSETS                                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents                                $        109    $    664,219
     Short-term investments                                     21,755,121       2,135,478
     Other current assets                                        1,594,231         235,159
                                                              ------------    ------------
TOTAL CURRENT ASSETS                                            23,349,461       3,034,856

Property and equipment, at cost, net                             5,976,940       1,315,410
Notes receivable from founder                                         --           152,066
Investment in joint venture                                        148,375         135,864
Other assets, net                                                  137,707         110,151
                                                              ------------    ------------
TOTAL ASSETS                                                  $ 29,612,483    $  4,748,347
                                                              ============    ============




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities                 $  1,301,828    $    294,743
     Construction-in-process payable                             3,351,846            --
     Notes and capital leases, current portion                     292,523         207,202
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES                                        4,946,197         501,945

Notes and capital leases, less current portion                     265,163         351,485

Commitments and contingencies

Manditorily redeemable, convertible preferred stock
     $.001 par value, stated at liquidation preference;
     5,781,962 authorized; none and 5,243,425 issued
     and outstanding as of September 30, 1996 and
     December 31, 1995, respectively                                  --        13,433,482
                                                              ------------    ------------

Stockholder's (deficit) equity:
     Common Stock, $.001 par value, 9,691,622 shares
        authorized; 9,378,457 and 1,146,421 shares issued
        at September 30, 1996 and December 31, 1995,
        respectively                                                 9,378           1,146
     Treasury stock, $.001 par common stock, 33,333
        shares at September 30, 1996 and December 31, 1995         (50,000)        (50,000)
     Additional paid-in capital (including $2,963 paid
        for warrants)                                           36,720,086             573
     Deficit accumulated during the development stage          (12,278,341)     (9,490,284)
                                                              ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            24,401,123      (9,538,565)
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $ 29,612,483    $  4,748,347
                                                              ============    ============



                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                          FOR THE PERIOD
                                                                                                          FROM INCEPTION
                                            THREE MONTHS ENDED             NINE MONTHS ENDED             (MARCH 22, 1991)
                                               SEPTEMBER 30,                  SEPTEMBER 30,            TO SEPTEMBER 30, 1996
                                       ----------------------------    ----------------------------    ---------------------
                                           1996            1995            1996            1995                 1996
                                       ------------    ------------    ------------    ------------         ------------
REVENUES                               $    203,835    $     19,398    $    232,048    $     86,893         $    380,433

COST OF REVENUES                             42,768          10,631          59,545           7,669              133,337
                                       ------------    ------------    ------------    ------------         ------------
                                            161,067           8,767         172,503          79,224              247,096

OPERATING EXPENSES
      Research and development              555,152         613,245       1,513,093       1,859,397            8,244,948
      General and administrative            398,751         271,730       1,038,325         727,324            3,626,405
      Selling and marketing                 100,498          44,383         221,704         110,095              385,475
      Loss from Joint Venture               264,764          70,911         687,488          70,911              851,625
                                       ------------    ------------    ------------    ------------         ------------
INCOME (LOSS) FROM OPERATIONS            (1,158,098)       (991,502)     (3,288,107)     (2,688,503)         (12,861,357)

OTHER INCOME (EXPENSE)
      Interest income                       315,336          54,330         539,166          86,880              754,435
      Interest expense                      (13,368)         (6,938)        (39,116)        (66,343)            (161,802)
      Other income (expense)                   --              --              --                16               (9,617)
                                       ------------    ------------    ------------    ------------         ------------

NET INCOME (LOSS)                      $   (856,130)   $   (944,110)   $ (2,788,057)   $ (2,667,950)        $(12,278,341)
                                       ============    ============    ============    ============         ============




UNAUDITED PRO FORMA DATA

      Pro forma income (loss) per
         common and common
         equivalent share              $      (0.09)                   $      (0.33)
                                       ============                    ============



      Shares used in computing pro
         forma net income (loss) per
         common and equivalent share      9,378,114                       8,412,232
                                       ============                    ============


                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             NINE MONTHS ENDED            FOR THE PERIOD
                                                                               SEPTEMBER 30,              FROM INCEPTION
                                                                      ----------------------------       (MARCH 22, 1991)
                                                                          1996            1995         TO SEPTEMBER 30, 1996
                                                                      ------------    ------------     ---------------------
OPERATING ACTIVITIES
Net Loss                                                              $ (2,788,057)   $ (2,667,950)        $(12,278,341)
Adjustments to reconcile net loss to net cash used in
   operating activities
      Depreciation and amortization                                        299,769         342,304              860,726
      Loss from operations of joint venture                                687,488          70,911              851,624
      Interest expense paid in preferred stock                                --            41,950               70,224
      Common stock issued for research and development and
         general and administrative expenses                                  --              --                 29,922
      Preferred stock offering costs charged to expense                       --              --                  4,810
Changes in operating assets and liabilities                               (322,014)       (160,579)            (259,418)
                                                                      ------------    ------------         ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (2,122,814)     (2,373,364)         (10,720,453)
                                                                      ------------    ------------         ------------

INVESTING ACTIVITIES
      Purchase of short term investments                               (49,503,400)     (8,029,658)         (69,638,331)
      Sale of short term investments                                    29,831,358       5,671,362           47,830,811
      Purchases of property and equipment                               (4,954,790)       (271,226)          (6,805,177)
      Increase in construction-in-process payable                        3,351,846            --              3,351,846
      Issuance of notes receivable from founder                               --           (50,000)            (150,000)
      Repayment of notes receivable from founder                           150,000            --                150,000
      Investment in joint venture                                         (700,000)       (300,000)          (1,000,000)
      Patent costs                                                          (9,572)        (35,639)            (115,112)
                                                                      ------------    ------------         ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (21,834,558)     (3,015,161)         (26,375,963)
                                                                      ------------    ------------         ------------

FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                            100,000       3,700,000            9,947,662
      Proceeds from issuance of common stock                            23,673,983          36,075           23,820,934
      Proceeds from issuance of convertible notes and notes payable        190,929       1,841,850            4,360,647
      Payments on notes payable and capital leases payable                (191,930)        (66,002)            (323,034)
      Stock issuance costs                                                (479,720)        (45,016)            (662,647)
      Purchase of treasury stock from founder                                 --           (50,000)             (50,000)
      Issuance of warrants to purchase common or preferred stock              --             2,963                2,963
                                                                      ------------    ------------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     23,293,262       5,419,870           37,096,525
                                                                      ------------    ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (664,110)         31,345                  109
Cash and cash equivalents, beginning of period                             664,219          87,265                 --
                                                                      ------------    ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $        109    $    118,610         $        109
                                                                      ============    ============         ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                          $     34,768    $     23,862         $     69,366
                                                                      ============    ============         ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
      Conversion of notes payable and related accrued interest to
       preferred stock                                                $       --      $  1,839,682         $  3,585,820
                                                                      ============    ============         ============

      Property purchased under capital leases                         $       --      $       --           $     17,805
                                                                      ============    ============         ============



                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The interim financial information of BOLDER Technologies Corporation (the "Company") for the three- and nine-month periods ended September 30, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form SB-2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of operating results to be expected for the full year.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

    In February 1996, the Company's Joint Venture committed to the construction of a commercial high-volume battery production line. The Company's 50% share of capital required to fund the production line was estimated to be $4.0 million. As of September 30, 1996, the Company and JCI had each paid $1,000,000 to the Joint Venture to satisfy the obligation of each to fund 50% of the Joint Venture's initial production line capital costs and on-going operating expenses. The Company is currently engaged in discussions with JCI which may result in the reallocation to the Company of ownership and funding requirements for the production line. Through September 30, 1996, the Company has committed to pay $4.6 million to the manufacturer of the production line equipment for on-going construction of the first high-volume TMF battery production line.

                        BOLDER TECHNOLOGIES CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Risk Factors," "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Registration Statement on Form SB-2 filed in March 1996, as amended.

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

    The Company and JCI are currently engaged in discussions regarding the restructuring of their relationship to resolve certain disputes relating to the Joint Venture and to determine the best means of accommodating the parties' manufacturing requirements for TMF batteries. At present, the Company anticipates developing, at its own expense, the initial commercial production line for the sub-C cell independent of the Joint Venture, thus giving BOLDER total ownership and full rights to the production of the first high-volume manufacturing line. Through September 30, 1996, BOLDER has committed to pay Wright Industries progress payments of $4.6 million for the construction of the first high-volume production line. There can be no assurances that the Company will be able to restructure its relationship with JCI on acceptable terms.

    The Company believes that its results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

    RESULTS OF OPERATIONS

    Total revenues of $203,835 and $232,048 for the three- and nine-month periods ended September 30, 1996, respectively, increased from $19,398 and $86,893 for the same periods in 1995. The increase in 1996 was primarily due to the receipt of revenues of $180,000 during the third quarter for a
    customer-funded product development program.   Product sales in 1996 and
    1995 were nominal and are expected to remain at nominal levels until the beginning of high-volume production next year.

    Cost of revenues of $42,768 and $59,545 for the three- and nine-month periods ended September 30, 1996, respectively, increased from $10,631 and $7,669 for the same periods in 1995. The increase in 1996 was a result of costs directly related to the product development revenues.

    Research and development expenses decreased to $555,152 and $1,513,093 for the three- and nine-month periods ended September 30, 1996, respectively, from $613,245 and $1,859,397 during the same periods in 1995. The net decrease in research and development expenses to the Company in the 1996 periods resulted from the assumption by the Joint Venture of a portion of the development expenses.

    General and administrative expenses increased to $398,751 and $1,038,325 for the three-and nine-month periods ended September 30, 1996, respectively, from $271,730 and $727,324 during the same periods in 1995. The increases in 1996 were due to recruiting and relocation expenses for additional technical staffing to support research and development and joint venture activities, additional administrative staffing and added expenses for insurance and investor relations associated with becoming a public company.

    Selling and marketing expenses increased to $100,498 and $221,704 for the three- and nine-month periods ended September 30, 1996, respectively, from $44,383 and $110,095 for the same periods in 1995. These 1996 increases were primarily due to increased marketing and business development activities related to the Company's efforts to obtain purchase orders for delivery of product upon completion next year of the Company's first high-volume production line.

    The Company reported a loss from the operations of the Joint Venture of $264,764 and $687,488 for the three- and nine-month periods ended September 30, 1996, respectively, representing the Company's share of the TMF battery manufacturing development program of the Joint Venture. The Company's share of such expenses in the 1995 periods was $70,911, with the smaller amount reflecting the initial start-up of Joint Venture operations during the third quarter of 1995.

    Interest income increased to $315,336 and $539,166 for the three- and nine-month periods ended September 30, 1996, respectively, from $54,330 and $86,880 during the same periods in 1995. The increase in 1996 resulted primarily from investment of proceeds from the Company's IPO and from the exercise of warrants by stockholders in April 1996.

    Interest expense increased to $13,368 for the three months ended September 30, 1996 from $6,938 in the prior year, mainly due to increased capital leases in the 1996 period. Interest expense decreased to $39,116 for the nine months ended September 30, 1996 from $66,343 in the prior year. The decrease resulted primarily from the absence of debt service in the 1996 period on convertible promissory notes issued to certain stockholders in March 1995 and converted into common stock in May 1995.

    LIQUIDITY AND CAPITAL RESOURCES

    From its inception in March 1991 through September 30, 1996, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $36.7 million from sales of these securities. At September 30, 1996, the Company's balances of cash, cash equivalents and short-term investments totaled $21.8 million, compared to $2.8 million at December 31,
    1995.   As of September 30, 1996, the Company had made progress payments of
    $2.5 million to fund the construction of its first high-volume production line. In addition, the Company had invested $2.2 million in leasehold improvements, machinery, equipment and office furnishings to support its development, production, sales and administrative activities. The company has financed $0.7 million of these capital additions through capital leases and notes.

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

    In February 1996, the Company's Joint Venture committed to the construction of a commercial high-volume battery production line. The Company's 50% share of capital required to fund the production line was estimated to be $4.0 million. As of September 1996, the Company and JCI had each paid $1,000,000 to the Joint Venture to satisfy the obligation of each to fund 50% of the Joint Venture's initial production line capital costs and on-going operating expenses. The Company is currently engaged in discussions with JCI which may result in the reallocation to the Company of ownership and funding requirements for the production line. Through September 1996, the Company has committed to pay $4.6 million to the manufacturer of the production line equipment for on-going construction of the first high-volume TMF battery production line.

    Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that its existing sources of liquidity and projected cash generated from operations will satisfy the Company's capital requirements for approximately the next 18 months. There can be no assurance, however, that the Company will not require additional capital at a future date. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

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

                 None

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                 None

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 None

     ITEM 5.     OTHER INFORMATION.

                 None

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      EXHIBIT     DESCRIPTIONS OF DOCUMENTS
                          -------     -------------------------

                           3(i).1*         --  Restated Certificate of Incorporation
                           3(i).2*         --  Form of Restated Certificate of Incorporation to be filed upon the closing of the offering to which this Registration
                                               Statement relates.
                          3(ii).1*         --  By-laws of the Registrant, as amended.
                          3(ii).2*         --  Form of Restated By-laws to be filed upon the closing of the offering to which this Registration Statement relates.
                              4.1*         --  Reference is made to Exhibits 3(i).1 through 3(ii).2.
                              4.2*         --  Specimen Stock Certificate.
                              5.1*         --  Opinion of Cooley Godward Castro Huddleson & Tatum.
                             10.1*         --  Form of Indemnity Agreement to be entered into
                                               between the Registrant and its directors and officers, with related schedule.

                             10.2*         -- Registrant's 1996 Equity Incentive Plan (the "Option
                                              Plan"), including forms of Options granted to employees
                                              under the Option Plan and Options granted to non-
                                              employee directors under the Option Plan.
                             10.3*         -- Registrant's 1996 Employee Stock Purchase Plan.
                             10.4*         -- Employment Agreement between Registrant and
                                              Daniel S. Lankford, dated July 11, 1994.
                             10.5*         -- Employment Agreement between Registrant and
                                              William E. Younkes, dated April 1, 1993.
                             10.6*         -- Employment Agreement Amendment between
                                              Registrant and William E. Younkes, dated October 1, 1995.
                             10.7*         -- Letter Agreement between Registrant and Joseph
                                              F. Fojtasek, dated February 13, 1996.
                             10.8*         -- Promissory Note executed by Tristan E. Juergens, dated
                                              November 1, 1995.
                             10.9*         -- Promissory Note executed by Tristan E. Juergens, dated
                                              August 29, 1995
                            10.10*         -- Stock Purchase Agreement between Registrant and
                                              Tristan E. Juergens, dated August 29, 1995.
                            10.11*         -- Stock Award Agreement between Registrant and
                                              Tristan E. Juergens dated August 31, 1995.
                            10.12*         -- Stock Award Agreement between Registrant and
                                              Robert F. Nelson, dated August 31, 1995.
                            10.13*         -- Stock Award agreement between Registrant and
                                              Sandra Schreiber, dated August 31, 1995.
                            10.14*         -- Stock Award Agreement between Registrant and
                                              William E. Younkes, dated August 31, 1995.
                            10.15*         -- Note Purchase Agreement Between Registrant
                                              and certain parties named therein, dated April 19, 1994.
                            10.16*         -- Series C Preferred Stock Purchase Agreement, dated
                                              July 19, 1994.
                            10.17*         -- Supplemental Agreement to Series C Preferred Stock
                                              Purchase agreement between Registrant and certain
                                              parties named therein, dated September 30, 1994.
                            10.18*         -- Note and Warrant Purchase Agreement between
                                              Registrant and certain parties named therein, dated
                                              March 14, 1995, including forms of Convertible
                                              Promissory Note issued to the parties and Stock
                                              Purchase Warrant
                                              issued to the parties.
                            10.19*         -- Series D Preferred Stock Purchase Agreement
                                              between Registrant and certain parties named
                                              therein, dated May 24, 1995.
                            10.20*         -- Guaranty Agreement between Registrant and
                                              Steven Paul, dated May 24, 1995.
                            10.21*         -- Stock Purchase Warrant issued to Freedom
                                              Ventures Incorporated, dated May 24, 1995.

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

*Filed as an exhibit to the Company's Registration Statement on Form SB-2, File No. 333-2500-D, and incorporated herein by reference.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                        BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                        BOLDER Technologies Corporation




Date:  November 14, 1996                By:     /s/ Daniel S. Lankford
       -----------------                   ------------------------------------
                                                 Daniel S. Lankford
                                          Chairman and Chief Executive Officer



                                        By:      /s/ Joseph F. Fojtasek
                                           ------------------------------------
                                                   Joseph F. Fojtasek
                                           Vice President and Chief Financial
                                                         Officer
                                                (Principal Financial and
                                                   Accounting Officer)

                                 EXHIBIT INDEX

                          EXHIBIT NO.      DESCRIPTIONS OF DOCUMENTS
                          -----------      -------------------------
                           3(i).1*         --  Restated Certificate of Incorporation
                           3(i).2*         --  Form of Restated Certificate of Incorporation to be filed upon the closing of the offering to which this Registration
                                               Statement relates.
                          3(ii).1*         --  By-laws of the Registrant, as amended.
                          3(ii).2*         --  Form of Restated By-laws to be filed upon the closing of the offering to which this Registration Statement relates.
                              4.1*         --  Reference is made to Exhibits 3(i).1 through 3(ii).2.
                              4.2*         --  Specimen Stock Certificate.
                              5.1*         --  Opinion of Cooley Godward Castro Huddleson & Tatum.
                             10.1*         --  Form of Indemnity Agreement to be entered into
                                               between the Registrant and its directors and officers, with related schedule.

                             10.2*         -- Registrant's 1996 Equity Incentive Plan (the "Option
                                              Plan"), including forms of Options granted to employees
                                              under the Option Plan and Options granted to non-
                                              employee directors under the Option Plan.
                             10.3*         -- Registrant's 1996 Employee Stock Purchase Plan.
                             10.4*         -- Employment Agreement between Registrant and
                                              Daniel S. Lankford, dated July 11, 1994.
                             10.5*         -- Employment Agreement between Registrant and
                                              William E. Younkes, dated April 1, 1993.
                             10.6*         -- Employment Agreement Amendment between
                                              Registrant and William E. Younkes, dated October 1, 1995.
                             10.7*         -- Letter Agreement between Registrant and Joseph
                                              F. Fojtasek, dated February 13, 1996.
                             10.8*         -- Promissory Note executed by Tristan E. Juergens, dated
                                              November 1, 1995.
                             10.9*         -- Promissory Note executed by Tristan E. Juergens, dated
                                              August 29, 1995
                            10.10*         -- Stock Purchase Agreement between Registrant and
                                              Tristan E. Juergens, dated August 29, 1995.
                            10.11*         -- Stock Award Agreement between Registrant and
                                              Tristan E. Juergens dated August 31, 1995.
                            10.12*         -- Stock Award Agreement between Registrant and
                                              Robert F. Nelson, dated August 31, 1995.
                            10.13*         -- Stock Award agreement between Registrant and
                                              Sandra Schreiber, dated August 31, 1995.
                            10.14*         -- Stock Award Agreement between Registrant and
                                              William E. Younkes, dated August 31, 1995.
                            10.15*         -- Note Purchase Agreement Between Registrant
                                              and certain parties named therein, dated April 19, 1994.
                            10.16*         -- Series C Preferred Stock Purchase Agreement, dated
                                              July 19, 1994.
                            10.17*         -- Supplemental Agreement to Series C Preferred Stock
                                              Purchase agreement between Registrant and certain
                                              parties named therein, dated September 30, 1994.
                            10.18*         -- Note and Warrant Purchase Agreement between
                                              Registrant and certain parties named therein, dated
                                              March 14, 1995, including forms of Convertible
                                              Promissory Note issued to the parties and Stock
                                              Purchase Warrant
                                              issued to the parties.
                            10.19*         -- Series D Preferred Stock Purchase Agreement
                                              between Registrant and certain parties named
                                              therein, dated May 24, 1995.
                            10.20*         -- Guaranty Agreement between Registrant and
                                              Steven Paul, dated May 24, 1995.
                            10.21*         -- Stock Purchase Warrant issued to Freedom
                                              Ventures Incorporated, dated May 24, 1995.

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

*Filed as an exhibit to the Company's Registration Statement on Form SB-2, File No. 333-2500-D, and incorporated herein by reference.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.