Form 10KSB
period 1996-12-31
BOLDER TECHNOLOGIES CORP
filed 1997-03-28
CIK 1011108

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28060

                        BOLDER TECHNOLOGIES CORPORATION
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                        84-1166231
          (State or other jurisdiction of                 (IRS Employer Identification No.)
          incorporation or organization)

                  5181 WARD ROAD
                  WHEAT RIDGE, CO                                       80033
     (Address of principal executive offices)                        (Zip Code)

                                 (303) 422-8200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for its most recent fiscal year were: $475,904.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq Stock Market (National Market) on February 28, 1997 was $82,588,127.

     The number of shares of Common Stock outstanding as of February 28, 1997 was 9,463,005.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement to be filed not later than 120 days after December 31, 1996, in connection with the Registrant's 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-KSB.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Except for the historical information contained herein, the discussion in this Prospectus contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in this section and in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Registration Statement on form SB-2 filed on February 13, 1997 (the "Registration Statement").

INTRODUCTION

     Bolder is an energy technology company that is developing and commercializing advanced, high power, rechargeable battery systems based on its patented TMF technology. The Company's TMF battery uses proven lead acid electrochemistry in a proprietary configuration that has higher power density than any other commercially available battery system. The Company believes that its TMF batteries, when manufactured in commercial quantities, can substantially replace NiCd batteries in many high power applications and can become the battery of choice for certain applications currently powered by traditional lead acid batteries. The Company believes that the combination of the following characteristics of its prototype TMF battery systems offers advantages over commercially available rechargeable batteries in a broad range of current and future applications:

          High Power. The Company believes its TMF batteries can deliver higher sustained power density than any other commercially available battery technology. This is important in existing applications such as power tools and standby power, and may enable new applications ranging from high performance hybrid electric vehicles to an automotive starting battery that weighs approximately 90 percent less than conventional automotive starting batteries.

          Cost Effective. TMF batteries are manufactured using inexpensive, readily available raw materials. In addition, the Company believes the high volume manufacturing process under development will be cost effective when fully operational.

          No Memory Effect. TMF batteries do not suffer from the memory effect that reduces the capacity of NiCd batteries if they are partially discharged and recharged repeatedly.

          Small Size. In high power applications, such as power tools, automotive starting and standby power, TMF batteries can do the same amount of work as much larger conventional rechargeable batteries. Since the battery system typically accounts for a significant part of the physical volume and weight of these products, TMF technology can make such products easier to use and/or less expensive to manufacture by enabling reductions in product size.

          More Useful Work. In high power applications, a TMF battery can do more useful work (for example, drill more holes with a portable power drill) between recharges than a conventional rechargeable battery of similar size.

          Faster Recharge. TMF batteries can be recharged to full capacity in less than five minutes with an appropriate charger, allowing the device to be back to work quickly, thus increasing the "up time" of the device.

          Stable Discharge Voltage. In some applications, notably standby power, electronic circuits must be used to compensate for the voltage drop during discharge of other types of rechargeable batteries. TMF batteries have very stable voltage during high rate discharge, and thus provide more consistent performance and potentially reduce the need for and cost of voltage regulation.

          Cool Operation. High power operation of batteries typically generates significant heat that must be accommodated in the design of products such as standby power systems or HEVs. The low impedance of TMF batteries greatly reduces the amount of heat generated by the battery, thus simplifying product design.

          Multiple Form Factors. TMF batteries may be built in a number of form factors, including spiral wound and prismatic, or flat, cells that can be used in a wide range of applications. For example, the Company has manufactured prototype 1/16-inch prismatic cells that may be useful for small format electronic devices and prototype multi-cell modules that contain six spiral wound cells in a single enclosure that may be useful for power tools.

          Easy to Recycle. Environmental concerns have made recycling of batteries increasingly important. Unlike many existing and emerging battery technologies, TMF batteries are readily handled by the well-developed recycling process that is currently used to recycle approximately 95 percent of the lead acid batteries in the United States.

     The Company has focused its initial product development efforts on its sub-C cell, which is compatible with a widely used NiCd form factor, and is currently engaged in product development efforts for new form factors such as the prismatic, or flat, cell and the 5 Ah spiral wound cell. These efforts are primarily being funded by both commercial and governmental sources. The Company has produced over 45,000 prototype TMF batteries in its semi-automated pilot production facility and is completing construction of a high volume production facility, located in Golden, Colorado. This production facility has been designed to accommodate five production lines and two research and development lines, as well as all of the Company's other operations. The Company has contracted with Wright Industries to manufacture the first line, which will produce sub-C cells. This line is currently being tested and qualified and is expected to begin commercial production in 1997. The Company has also ordered certain equipment for the second production line and continues to sell batteries manufactured in its semi-automated pilot production facility. As of January 31, 1997, the Company had purchase orders for more than 50 percent of its planned 1997 production capacity. In March 1997, several large customers shifted delivery dates for orders from 1997 into mainly the first half of 1998. The result is that two-thirds of the previously announced orders that were scheduled to ship in 1997 are now scheduled to ship in 1998.

     An integral part of the Company's strategy is to work with OEM customers and strategic partners to develop market opportunities and leverage its resources. For example, Bolder intends to channel a significant portion of its sales through VADs, and the Company has established agreements with six VADs to market TMF batteries throughout North America. The Company believes that VAD sales will provide attractive margins for the Company and will help the Company develop new applications and market segments. In addition, the Company has a broad strategic relationship with Johnson Controls, one of the world's leading suppliers of automotive batteries.

     Bolder Technologies Corporation was incorporated in Colorado in 1991 and reincorporated in Delaware in 1993. The Company's executive offices are located at 5181 Ward Road, Wheat Ridge, Colorado 80033, and its telephone number is
(303) 422-8200.

MARKET OVERVIEW

     Industry sources estimate that the world market for rechargeable batteries in 1995 was between $14 and $16 billion. Demand for rechargeable batteries is being driven by the growing use of portable power tools and appliances, portable electronics such as cellular telephones and lap top computers, the increasing importance of standby power for critical systems, and the increasing demands of the automotive industry.

     The following table illustrates some of the existing applications for rechargeable batteries. The Company believes that many of these applications could benefit from the high power capability or other features of the Company's TMF battery system. Major suppliers in each of these segments are currently evaluating the Company's battery systems.

                EXISTING APPLICATIONS FOR RECHARGEABLE BATTERIES

PORTABLE TOOLS AND APPLIANCES      STANDBY POWER                 ENGINE STARTING
-----------------------------      ------------------------      ---------------------
Portable Power Drills              Computer Uninterruptible      Automotive Starting
Portable Electric Saws             Power Supplies                Gasoline Powered Lawn
Electric Powered Lawn Mowers       Point of Sale Terminals       Mowers
Weed Whackers                      ATM Terminals                 Power Boats
Grass Trimmers                     Telecommunications            Jet Skis
Other Power Tools                  Equipment                     Snowmobiles
Razors                             Very Small Standby Power      Snowblowers
Toothbrushes                       Systems                       Motorcycles
                                                                 Small Engine Starting
                                                                 Portable Generator Sets
                                                                 Tractors
                                                                 Emergency and Auxiliary
                                                                 Starting Equipment

MILITARY AND AEROSPACE             ELECTRONICS                   OTHER APPLICATIONS
-----------------------------      ------------------------      ---------------------
Airplane Starting                  Portable Audio/Visual         Photographic Equipment
Weapons                            Equipment                     Toys
Transport Systems                  Portable Computers
                                   Cellular Phones
                                   Portable Patient Monitoring
                                   Equipment

     In addition, the Company believes that its TMF battery system will enable the development of new products and continue to expand the market opportunity for rechargeable batteries. The following table illustrates some new and emerging applications for TMF batteries.

                NEW AND EMERGING APPLICATIONS FOR TMF BATTERIES
                -----------------------------------------------
           Small Automotive Starting Battery for Dual Battery Systems
            Very Small Batteries for Non Automotive Engine Starting
                 Hybrid Electric Vehicles and Electric Vehicles

STRATEGY

     The Company's objective is to become a major supplier of innovative rechargeable batteries based on proven technologies. The Company's strategies for achieving this objective include the following:

     Accelerate Production Ramp-Up. The Company is seeking to rapidly ramp up commercial manufacturing capacity to meet anticipated demand for TMF batteries. The Company's production ramp-up efforts include the planned implementation of its first fully-automated production line in 1997 and the recruitment of additional technical staff on its production and engineering teams that have experience in the implementation of highly automated production processes. The Company is also planning the aggressive implementation of its future production lines and, in that regard, has recently ordered certain equipment for its second high volume production line.

     Manage Target Markets and Channels to Optimize Margins and Market Penetration. During the first years of commercial production, the Company believes it will have limited production capacity relative to the ultimate potential demand for its products. The Company is initially entering those markets where TMF products offer the greatest performance advantage over competitive battery technologies (primarily based on very high power density), and therefore can command attractive margins. Initial target markets include professional portable power tools, emergency and auxiliary starting systems, portable generator starting and very small standby power systems. The Company intends to subsequently expand its focus to include other applications such as electronics, medical systems and general portable power tools and appliances where other attributes of the Company's TMF technology such as multiple form factors, fast recharge, lack of memory effect or low cost provide performance advantages over competitive battery technologies.

     In addition, while OEMs are a key target market, the Company intends to channel a significant portion of its initial production of TMF batteries through a network of VADs. The Company believes that sales to VADs can provide significantly higher margins than direct sales to OEMs and can help the Company develop new applications and market segments.

     Partner with Key OEMs to Define, Test and Introduce Products. The Company is seeking to maximize the development potential and shorten the sales cycle for its TMF batteries by working with a limited number of OEMs in targeted market segments. These OEM customers have helped and will continue to help to derive the specifications for some of the Company's initial products by providing useful feedback throughout the development process. The Company hopes to continue to capitalize on this early interaction with customers to design additional battery products which it believes will replace competitive battery technologies and satisfy the OEMs' rigorous performance criteria. The Company has entered into agreements with customers for the development of specific products.

     Use Precision Process Control and Advanced Analytical Tools to Drive Improvements. The Company is committed to improving process efficiency, enhancing product quality and performance and reducing manufacturing costs through the use of advanced process controls and analytical tools. The Company uses sophisticated process controls to capture over 100 data points throughout the manufacturing process. The Company uses these data points to evaluate, control and improve the manufacturing process in real time, to optimize and improve product performance and to reduce product cost.

     Aggressively Grow and Protect the Technology Base. The Company considers its product and process technology to be one of its most valuable assets. The Company aggressively protects and intends to grow its technology base through its established program for intellectual property documentation and protection. The Company has four issued and ten pending patents. In addition, the Company holds significant trade secrets in the area of product and process technology.

     Use Strategic Relationships to Leverage Company Resources. The Company is using, and plans to continue to use, strategic relationships to access funding, research and development, marketing and other resources and to develop specific markets. For example, the Company has agreements with six VADs that provide for, among other things, marketing and distribution of the products throughout North America. In addition, the Company has a strategic relationship with Johnson Controls, one of the world's leading suppliers of automotive batteries. The Company expects to access certain markets for TMF batteries through license rights it has granted to Johnson Controls. The Company is currently exploring other strategic relationships as a means of entering foreign markets or specialized markets such as military and aerospace.

     The Company's ability to achieve these strategic objectives depends upon a number of factors. See the section entitled "Risk Factors" in the Registration Statement for a discussion of certain of the risks associated with the Company's ability to achieve these strategic objectives.

TMF MARKET APPLICATIONS

     The Company believes that its TMF battery systems have the following advantages relative to both of its primary competitors, NiCd and traditional lead acid batteries: higher power density resulting in smaller/lighter batteries for high power applications, or greater power from the same size battery; faster recharging with an appropriate charger; and flatter discharge profile under high loads. In addition, the Company believes that its TMF batteries have certain other advantages over NiCd batteries, including the lack of memory effect; lower manufacturing costs in high volumes because of lower raw material costs; a simpler manufacturing process; and fewer environmental issues. Compared with traditional lead acid batteries, the Company believes that its TMF batteries retain more of their capacity at low temperatures.

     EXISTING APPLICATIONS. The following are market applications for the Company's TMF batteries:

     Portable Tools and Appliances. Battery powered tools, portable household appliances and lawn and garden equipment require batteries with high power density to drive electric motors. For example, battery powered electric drills can draw up to 70 amps of electricity while drilling a hole. According to an industry survey, it was estimated that $147 million worth of NiCd and lead acid batteries would be used in the United States in power tools and appliances in 1996, and the demand is expected to increase to $167 million by 2000. These applications are currently predominantly powered by NiCd batteries with traditional lead acid batteries being used on a more limited basis.

     The Company believes that its TMF batteries are particularly applicable to this market segment. The high power density of TMF batteries means that a product powered by the Company's batteries can do more work at high discharge rates with the same size battery (for example, drill more holes with a power drill), or the same amount of work with a smaller battery, than other rechargeable battery systems. In addition, the rapid recharge capability of TMF batteries means that products can be back to work more quickly with an appropriate high rate charger. The stable discharge voltage of TMF batteries means that products perform more consistently (for example, the drill turns at a more consistent speed). Finally, unlike NiCd batteries, TMF batteries do not suffer from a memory effect. Suppliers of portable tools and appliances include the following companies: Black & Decker (US) Inc., S-B Power Tool Company, Poulan/Weed Eater, Greenlee Textron, Inc., Bausch & Lomb and Royal Appliance Manufacturing Company. Several of these companies are evaluating the Company's battery systems.

     Standby Power. Standby power systems, also known as uninterruptible power supplies ("UPS"), provide assured sources of power for critical systems such as computers, point of sale terminals, telecommunications equipment and medical equipment by seamlessly switching to battery power when commercial power fails. Some very large systems use batteries to carry the load for a short period of time while a diesel or turbine powered generator comes up to speed. Given the increased dependence on critical electronic systems, the market for standby power is growing. According to an industry survey, it was estimated that the United States market for batteries used in standby power would be $215 million in 1996, and is expected to grow to approximately $293 million by 2000. The standby power market is exclusively powered by traditional lead acid batteries.

     Batteries are typically the largest single component by volume and weight of any standby power system. Because of the ability of TMF batteries to deliver very high power relative to their size, they can substantially reduce the volume and weight of a standby power system. Also, because TMF batteries have very stable discharge voltage, they can reduce the cost of the voltage stabilization circuitry that is required in certain standby power systems that utilize traditional lead acid batteries. Suppliers of standby power systems include Best Power Technology, Inc., American Power Conversion, Inc., Exide Electronics and Groupe Schneider, some of which are evaluating the Company's products. The Company has granted Johnson Controls a non-exclusive license to make and sell its TMF batteries for standby power applications.

     Engine Starting. According to an industry survey, it was estimated that approximately 93.6 million engine starting batteries would be sold in the United States in 1996, which, based upon current prices, indicates that the market size is approximately $3 billion. Engine starting applications include: car and truck starting, motorcycles, gasoline powered lawn mowers, power boats, jet skis, snowmobiles, snowblowers, small engine starting and portable generator sets. Traditional lead acid batteries are used to power these applications.

     The Company believes that the high power density, fast recharge, superior cold weather performance and stable discharge voltage profile of its TMF batteries make them suitable as direct replacements for the traditional lead acid batteries used to power some of these applications. The Company is accessing the car and truck engine primary starting markets through its strategic partnership with Johnson Controls. Johnson Controls has a limited exclusive license with respect to these markets until 2001, at which time the Company may enter such markets. In addition, Johnson Controls has a non-exclusive license to make TMF batteries for motorcycle starting and a sole license (exclusive except as to Bolder which has the right to sell into the market) for lawn and garden equipment starting applications.

     Emergency and Auxiliary Starting Systems. This segment includes batteries for all types of external starting systems used for emergency starting of cars and trucks, ramp starting of aircraft, and starting engines for a variety of military equipment. Traditional lead acid batteries are currently used to power these applications. The Company believes that the compact, high power capability of TMF batteries may make them an attractive alternative for applications in this market segment.

     Military and Aerospace. This market includes a wide range of systems requiring high power density such as aircraft starting, weapons systems and transportation systems. Both traditional lead acid and NiCd batteries are used for these applications. The Company believes that there may be a significant opportunity to apply the TMF technology to applications in the military and aerospace markets, particularly in the aircraft market, where the weight and volume of the starting battery are major issues. The United States Army Research Lab has conducted a preliminary evaluation of the TMF technology for military applications. The Company plans to address the military and aerospace markets primarily through strategic relationships.

     Electronics. This segment includes batteries for all types of portable electronic and medical equipment, such as cellular phones, laptop computers, and portable patient monitoring equipment. According to an industry source, the market for NiCd and lead acid batteries used in electronics and medical systems was estimated at $455 million in 1996 in the United States, and is expected to grow to $542 million in 2000. Applications in the electronics market are currently powered by a variety of rechargeable batteries, including traditional lead acid, NiCd, NiMH and lithium batteries.

     The Company believes that the fast recharge potential, lack of memory effect and ease of recycling may make TMF battery systems an attractive alternative to NiCd batteries in certain electronics applications. In addition, the ability of TMF batteries to respond quickly to power demands, and to deliver high power pulse discharges with good energy density may make them attractive for certain pulse power applications such as digital radio products. The Company has engaged in customer funded product development activities in the electronics market segment.

     Other Applications. Examples of applications in this category include photographic equipment and toys. There are a variety of rechargeable battery systems which are used to power these applications, including traditional lead acid, NiCd and NiMH batteries.

     NEW AND EMERGING APPLICATIONS. The Company believes that new and emerging applications requiring very high power output from a small volume will emerge as the Company's TMF battery systems become commercially available.

     Small Automotive Starting Batteries for Dual Battery Systems. United States automotive manufacturers are currently focused on resolving several issues related to automotive starting batteries, including reducing space available under the hood, increasing under-hood temperatures, which can cause premature battery failure, and growing loads on the battery from accessories that continue to operate even when the engine is off. Currently, all automakers use traditional lead acid batteries for automotive starting. Several major automakers are considering a dual battery system that would include a dedicated starting battery and a separate "hotel load" battery to provide power for accessories. The Company believes that the high power-to-size/weight ratio and low temperature performance of its TMF battery system are well suited for use in a small format automotive starting battery. The Company has granted Johnson Controls a limited exclusive license to sell TMF batteries for car and truck engine primary starting applications until 2001, when Bolder has the right to sell into these markets.

     Very Small Batteries for Non-Automotive Engine Starting. TMF batteries may be useful to provide push button starting for small internal combustion engines contained in products such as generators and lawnmowers. These products currently require pull starting because existing battery systems would be too large and heavy. The Company has granted Johnson Controls a sole license (exclusive except as to Bolder which also has the right to enter this market) to make and sell TMF batteries for starting small engines in lawn and garden equipment only.

     Electric Vehicles and Hybrid Electric Vehicles. In response to growing concerns about pollution and the availability of fossil fuels, the automobile industry is in the process of developing Electric Vehicles ("EVs") and Hybrid Electric Vehicles ("HEVs"). EVs would be powered exclusively by a battery system.

     HEVs would use a small fossil fuel powered engine (typically a diesel or turbine engine) as a base power source combined with a power storage system (such as a battery or flywheel) for power boosts to accelerate and climb hills. In addition, HEVs use "regenerative braking" to capture and to store the energy generated by the automobile when braking. The objective of HEV design is to provide car performance similar to current car models, significant reductions in pollution and large increases in gas mileage. The Company believes that its TMF batteries are particularly well suited for HEV applications because their low impedance enables them to capture and store the large amounts of power generated by braking and quickly deliver large amounts of power to supplement the power of the internal combustion engine needed for acceleration and hill climbing. The Company believes that its TMF technology has the potential to provide a viable power storage solution for HEVs. Chrysler Corporation successfully demonstrated a prototype HEV powered by Bolder's TMF batteries, the Dodge Intrepid ESX HEV, at the 1996 North American Auto Show. Johnson Controls has a non-exclusive license for HEV applications. In addition, the Company continues to supply TMF batteries directly to Chrysler Corporation in support of their HEV development program. The Company is also engaged in a government-funded SBIR program to develop an enhanced HEV battery.

     There can be no assurances that the Company will be able to compete successfully against NiCd batteries or traditional lead acid batteries in any of the targeted applications. In addition, there can be no assurance that one or more new, higher power battery technologies will not be introduced which could be directly competitive with or be superior to the Company's TMF technology.

TECHNOLOGY AND PRODUCTS

     The Company believes that its TMF technology represents a significant advance over existing rechargeable battery technologies for applications that require high power in a small package. TMF rechargeable batteries employ a proprietary configuration of traditional lead acid electrochemistry -- the same electrochemistry that has been used in battery systems for over a century and that is currently used in batteries for cars and many electronic applications.

     A variety of combinations of chemical and metallurgical materials can be used to form a rechargeable battery system. For example, rechargeable lead acid batteries that are used in automobiles include a negative and positive plate made of lead and lead oxide compounds and an electrolyte of sulfuric acid. A rechargeable NiCd battery incorporates a positive and negative plate made of nickel and cadmium compounds with a potassium hydroxide electrolyte. TMF batteries use the same components as traditional lead acid batteries. This provides a cost advantage over NiCd batteries because the raw materials for lead acid batteries are less expensive than those used in NiCds.

     The primary structural innovations of the Company's TMF batteries are an increased plate surface area within the battery, a short path through the active material to the negative or positive plates, and patented end cap connectors. As in a traditional lead acid battery, the TMF battery cell has a negative and positive plate. However, the TMF plates are unique because they are comprised of very thin lead foil substrates that are coated with a very thin, uniform layer of active material (lead oxide paste) (See figure 1). The negative and positive plates of the TMF battery are interleaved with a fiberglass separator. In the spiral wound form factor of the TMF battery, the combination of the negative and positive plates and the fiberglass separator are wound so that the negative and positive plates are slightly offset at opposite ends of the cell. A connector is cast on to each end of the cell (See figure 2). The Company designed its patented connector to cap the ends of the spiral wound TMF battery so that it is in continuous contact with the exposed edge of both the negative and positive plates.


               FIGURE 1                             FIGURE 2

[Photographs of negative and positive plates and connector of a TMF battery.]



     The use of thin lead foil substrates significantly increases the surface area of the lead, thus lowering the impedance of the cell and greatly increasing the rate at which the cell can be charged and discharged. In addition, the use of the thin lead foil substrates in combination with the fiberglass separator provides for a short path through the active material to the negative or positive plates, allowing for more rapid delivery of the current, increasing the responsiveness of the cell. The patented end cap provides a continuous, uniform and dispersed connection between the negative and positive plates and the device being powered. TMF batteries have been made in sizes ranging from 0.5 inch diameter (0.4 Ah) cells up to approximately 3 inch diameter (12 Ah) cells.

     While the TMF technology can be deployed in different formats, the Company's initial product is a sub-C format (cylindrically shaped, 0.90 inch in diameter by 2.845 inches in length), which is compatible with the existing NiCd battery form factor. This form factor is the one most commonly used by power tool and portable appliance manufacturers and can be assembled into packs of various sizes and configurations. Due to the higher voltage in the Company's TMF cell (2.1 volts), only six cells are required to replace ten NiCd cells (1.2 volts) to make a 12 volt pack with similar overall performance characteristics. In addition, multiple sub-C cells can be configured to increase power and voltage. For example, the Company has built and delivered to Chrysler Corporation for use in a prototype HEV two battery packs each consisting of 600 sub-C cells in a series parallel matrix of four cells by 150 cells. In addition, the Company has successfully fabricated very thin (approximately 1/16 inch) prismatic, or flat, format TMF cells. These cells can be stacked to achieve various voltages in an extremely compact format that is useful in products, such as small format electronic devices, where space is at a premium.

OTHER BATTERY TECHNOLOGIES

     Rechargeable battery systems utilize a number of different electrochemistries, the most common of which include lead acid, nickel cadmium, nickel metal hydride, and lithium ion. The performance characteristics of battery systems are interdependent, and all battery systems involve trade-offs among these performance characteristics and other attributes. For example, battery systems that are designed to maximize energy density may not have good power density. Figure 3 illustrates the relationship between energy density and power density for existing battery systems.

                                    FIGURE 3


      [Chart depicting the relationship between energy density and power density for TMF, lead acid, NiCd, NiMH and Li Lon battery systems.]

     Although there have been significant advances in the design of rechargeable batteries over recent years, a primary focus of those efforts has been to increase energy density. Increases in energy density allow longer periods of use between recharges, but do not increase the sustained power that a battery system can deliver. By contrast, the Company's TMF technology has been engineered to optimize power density. Increases in power density allow more high rate work to be done with a battery of a given size or weight. The following table describes the performance characteristics of the Company's TMF battery system as compared with four other rechargeable battery systems that are commercially available, as well as a brief description of each technology.

            SUMMARY COMPARISON OF RECHARGEABLE BATTERY TECHNOLOGIES

                                                 TRADITIONAL
                                        TMF       LEAD ACID       NICD        NIMH      LITHIUM ION
                                        ---      -----------      ----        ----      -----------
Sustained Power Density (w/kg)....  900-1100(A)  35-300(B)     100-200(B)  140-200(B)     100(C)
Cell Voltage(v)...................    2.1(A)       2.0(D)        1.2(D)      1.2(D)       4.0(D)
Cycle life(E).....................  300-1000(A)  250-500(D)    300-700(D)  300-600(D)   500-1000(D)
Fast Recharge Rate (Mins)(F)......     5(A)        60(C)         15(G)        60(G)       120(G)
High-Rate Discharge Profile (at
  60C rate).......................    Flat(A)    Sloping(H)    Sloping(D)  Sloping(I)   Sloping(J)
Energy Density (wh/kg)............     30(A)       30(D)        30-35(D)      50(D)        90(D)
Raw Material Costs ($/wh)(K)......     $.014       $.014          $.11     Unavailable     $.18
Memory Effect.....................     No(A)       No(A)         Yes(D)      Yes(D)        No(A)

---------------

Sources: (A) Based upon experiments conducted with the Company's current prototypes. There can be no assurance that the Company's batteries, when manufactured in commercial quantities, will achieve these performance results, or that other competing technologies that outperform the Company's batteries will not be developed and successfully introduced. See the section entitled "Risk Factors" in the Registration Statement; (B) Battery Technology Overview by New York State Energy Research and Development Authority as published in The Battery Man, October 1995; (C) Based upon the Company's management estimates;
(D) Handbook of Batteries and Fuel Cells, David Linden, 1989, McGraw Hill; (E) Depends on depth and rate of discharge; (F) Require specialized chargers; (G) J.L. Colton "Choosing the Right Chemistry," published in the proceedings of the 3rd International Conference on Power Requirements for Mobile Computing and Wireless Communications, October 1995; (H) Portable Energy Products Application
Note 9212, December 1992; (I) E. Shariv, "Nickel Metal Hydride Batteries," published in the proceedings of the 2nd International Conference on Power Requirements for Mobile Computing and Wireless Communications, January 1996; (J) C.K. Huang, et al. paper published in the proceedings of the 11th Annual Battery Conference on Applications and Advances, January 1996; and (K) International Lead Zinc Research Organization, Inc.

     The data in the foregoing table was assembled from a variety of sources that the Company believes to be reliable. The tests from which the data was derived were not conducted under identical controlled conditions. However, the Company believes that the table fairly presents the relative performance characteristics of the rechargeable battery technologies referenced in the table.

     Traditional Lead Acid. Traditional lead acid batteries have been in commercial production for over a century. Traditional lead acid batteries come in two types: flooded and valve regulated. Flooded lead acid batteries are typically used as automobile batteries or for large standby power systems. These batteries use a liquid electrolyte and must be stored and used upright. Valve regulated lead acid batteries are used in security, medical and electronics applications, and can be used in any position. Lead acid batteries are generally the least expensive of any battery system, provide moderate energy and power density and have a nominal voltage of two volts per cell. There is a well developed recycling process for lead acid batteries, and over 95 percent of lead acid batteries (mainly car batteries) are recycled in the United States.

     Nickel Cadmium. NiCd batteries were first introduced in the 1960s, and have enabled a wide range of portable products, including electronics and portable power tools. NiCd batteries cost more to produce than lead acid batteries, in part because of the high cost of nickel and cadmium. While they deliver good energy density and moderately good power density, NiCd batteries have relatively low cell voltage (1.2 volts) and lose capacity if they are repeatedly partially discharged and then recharged (referred to as the memory effect). In addition, there are growing environmental concerns regarding NiCd batteries, including the potential for harmful release of highly toxic cadmium. For example, regulatory agencies in Sweden and Switzerland have proposed limits or bans on the use of NiCd batteries.

     Nickel Metal Hydride. NiMH batteries, first introduced in the mid 1980s, provide significantly higher energy density than NiCd batteries. NiMH batteries are typically used in applications that require low to moderate power output and long run times, such as camcorders and laptop computers. NiMH batteries are more expensive than NiCd batteries, and are generally less suitable for high power applications such as power tools.

     Lithium. Both lithium ion batteries, which are now available commercially, and lithium polymer batteries, which are in the development stage, can provide substantially greater energy density than other available battery systems for low rate applications, such as laptop computers. Existing lithium systems, however, have low sustained power density and are generally unsuitable for applications that require high power output. In addition, they are significantly more expensive than other commercial batteries, require relatively complex monitoring and charging circuitry and raise safety issues due to the volatility of lithium metal.

STRATEGIC RELATIONSHIPS

     Bolder uses strategic relationships as a means of accessing funding, research and development, marketing and other resources and to develop specific markets. For example, the Company has agreements with six VADs that market and distribute the products throughout North America and provide value-added services. In addition, the Company has a strategic relationship with Johnson Controls that is currently focusing on commercialization of the TMF batteries for specific market segments. See "-- Marketing and Sales" and "-- TMF Market Applications."

     Johnson Controls, Inc., with headquarters in Milwaukee, Wisconsin, is a global market leader in automotive systems and building controls. Through its Automotive Systems Group, it supplies seating systems, interior systems and batteries to the automotive original equipment and replacement markets. The Controls Group serves the nonresidential buildings market with control systems and services, and integrated facility management. Founded in 1885, it operates in more than 500 locations worldwide.

     In June 1995, the Company and Johnson Controls established a joint venture to develop high volume manufacturing technology for TMF batteries, to manufacture TMF batteries for sale by both partners and to pursue HEV battery development opportunities for TMF batteries. In February 1997, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and Johnson Controls announced a new strategic partnership which replaces the Joint Venture effective as of July 1996. Under the terms of the new strategic partnership, each party will separately implement TMF battery manufacturing facilities to best meet the unique requirements of the markets addressed by each.

     In connection with the agreement to discontinue the Joint Venture, Bolder received a cash payment from Johnson Controls as well as all of the tangible assets of the Joint Venture and, in return, granted Johnson Controls the following licenses: (i) a limited exclusive license (except as to Bolder which has the right to sell into the market beginning in 2001) to make and sell TMF batteries for the car and truck engine primary starting market, (ii) a sole license (exclusive except as to Bolder which has the right to sell into the market) to make and sell TMF batteries in the lawn and garden starting market, and (iii) non-exclusive licenses to make and sell TMF batteries in the motorcycle starting, HEV and standby power markets. All of the licenses are royalty-bearing and certain of the licenses are subject to minimum royalties and minimum performance criteria. The Company has received notice from Johnson Controls disputing the scope of Johnson Control's license for the car and truck engine primary starting market. Bolder and Johnson Controls also entered into a cross-supply agreement with commitments to supply the other party with minimum quantities of TMF battery products for several years.

     There can be no assurance that the Company will be able to compete successfully with Johnson Controls in the markets where Johnson Controls has a royalty-bearing license from the Company.

     In connection with the original agreement with Johnson Controls, Johnson Controls purchased 250,000 shares of the Company's preferred stock, which converted into 250,000 shares of Common Stock at the time of the Company's initial public offering in May 1996. In addition, Johnson Controls exercised warrants to purchase an additional 308,666 shares of preferred stock in April 1996. This preferred stock also converted to Common Stock at the time of the Company's initial public offering. Johnson Controls currently owns approximately
5.6 percent of the outstanding Common Stock of the Company.

     There can be no assurance that the Company will be able to enter into any other partnerships such as the relationships it has with its VADs and Johnson Controls. Even if the Company successfully initiates strategic partnerships, there can be no assurance that the partnerships will achieve their goals. The success of any strategic partnership is dependent upon the general business condition of the partner, its commitment to the strategic partnership and the partner's timely and satisfactory performance of its obligations under the partnership. To the extent the Company enters into strategic partnerships, the terms of the partnerships may require the Company and its partners to share revenues and/or expenses from certain activities or for the Company to grant to its partners licenses to manufacture, market and/or sell products based upon its TMF technology, which could adversely affect the Company's profitability.

MANUFACTURING

     Semi-automated equipment for key production processes was developed and introduced into the Company's pilot production line nearly two years ago. The pilot line is capable of producing up to 200 sub-C cells per day on semi-automated equipment. The Company has produced more than 45,000 cells. An aggregate of approximately 4,500 cells have been shipped to a total of 75 customers, primarily for evaluation, with the remainder used for product and process development purposes.

     The knowledge gained in using these semi-automated machines has been incorporated into a high volume production line that was recently fabricated and is currently being tested and qualified at Wright Industries in Nashville, Tennessee. This production line will be disassembled and relocated to the new facility in Golden, Colorado and high volume production is expected to commence in 1997. In January 1997, the Company began placing orders for certain equipment for its second high volume production line, scheduled to be implemented in 1998.

     There can be no assurance that the Company will be able to successfully implement its high volume manufacturing lines, including the completion of the new manufacturing facility, successful implementation of the first fully-automated production line, and completion of necessary work to manufacture commercial quantities of the Company's sub-C cell. The failure to manage this transition could have a material adverse effect on the Company's business, results of operations, and financial condition.

     The manufacturing process starts with the application of active material (lead oxide paste) to very thin lead foil to form the positive and negative plates of the cell. The plates, separated by a thin fiberglass separator, are wound together using a process similar to that used to wind capacitors. Each end of the wound cell is immersed in molten lead which forms the positive and negative end connectors of the cell. The cell is assembled into a plastic case and filled with liquid electrolyte. The cell undergoes a process known as "formation," whereby a proprietary sequence of charges, discharges, and rests are used to electrochemically make the negative and positive plates functional. The completed cell is tested to verify that it meets the Company's specifications.

     The Company is committed to improving process efficiency, enhancing product quality and performance and reducing manufacturing costs through the use of advanced process controls and analytical tools. The Company uses sophisticated process controls to capture over 100 data points throughout the manufacturing process which it uses to evaluate, control and improve the manufacturing process in real time, to optimize and improve product performance and to reduce product cost. In addition, the Company employs an extensive validation program that measures performance criteria critical to customer applications. Certain elements of the manufacturing process are proprietary to the Company, and the Company owns the designs to certain equipment used in the process.

     The principal raw materials used to produce TMF batteries are lead foil and lead oxide. While these materials are available from multiple sources, the TMF manufacturing process requires levels of consistency and purity in excess of those required for many other applications. The Company has developed a vendor qualification and partnering program and an incoming material inspection system to evaluate the quality of raw materials.

MARKETING AND SALES

     In order to optimize margins, the Company is initially targeting sales to customers with applications that benefit from the very high power density of TMF batteries. These applications include professional portable power tools, emergency and auxiliary starting systems, portable generator starting, and very small standby power systems. The Company is working with a limited number of OEMs in these targeted market segments. The Company's OEM "customer partners" have helped to develop the specifications of the Company's initial products by providing input early in the development process and by testing the Company's products. Some of these customer partners are developing products based on TMF batteries. In addition, the Company has engaged in a customer-funded custom product development program targeted at the electronics market. There can be no assurance, however, that this program will result in a commercial product.

     The Company has a direct sales team that supports the Company's OEM customers as well as the VAD network. The Company has signed exclusive distribution agreements with the following VADs for the following territories:

        VALUE-ADDED DISTRIBUTORS                        TERRITORIES
        ------------------------                        -----------
AVT, Inc.                                 Colorado, Wyoming, Utah, Nevada, Idaho,
                                          Montana, South Dakota, North Dakota,
                                          Nebraska and Kansas
Engineered Assemblies Corp.               All states east of the Mississippi
EXCELL Battery Company                    Canada
House of Batteries                        California, Arizona and New Mexico
Micro Power Electronics                   Oregon, Washington, Missouri and Iowa
Southwest Electronic Energy Corp.         Texas, Oklahoma, Arizona and Louisiana

     VADs typically provide value-added services such as cell testing, matching and pack assembly, assembly of the battery pack into a custom housing, and packaging with an appropriate charger for OEM battery users, as well as marketing and distribution of the Company's products throughout North America. The Company's VAD agreements have an initial term ranging from approximately ten months to one year and are automatically renewable for additional two year terms. The VAD agreements are subject to standard termination provisions and the VAD agreements do not require any minimum purchase commitments by the VADs. VADs may sell competitive products. In each of the VAD agreements, the Company has reserved the right to deal with any OEM in North America directly and expects to service larger OEMs through its direct sales force, rather than through the VADs.

     A substantial portion of the Company's outstanding purchase orders have been placed by VADs, and the Company intends to continue to channel a significant portion of its sales through VADs in the future. Although the Company has established multiple sources for VAD services or its products, any disruption of operations at any of the Company's VADs could materially adversely affect the Company's business, results of operations, and financial condition.

     As of January 31, 1997, the Company had purchase orders for more than 50 percent of its planned 1997 production capacity. In March 1997, several large customers shifted delivery dates for orders from 1997 into mainly the first half of 1998. The result is that two-thirds of the previously announced orders that were scheduled to ship in 1997 are now scheduled to ship in 1998. Approximately one-third of these orders are from the Company's VAD network and the remainder are from OEMs.

     The purchase orders are subject to a number of contingencies which must be satisfied by the Company in a timely manner. These contingencies include the Company's completion of its manufacturing facility, successful implementation of the first fully-automated production line, completion of necessary work to manufacture commercial quantities of the Company's sub-C cell, satisfaction of product acceptance criteria which are to be determined by each customer in its discretion, and the timely manufacture of the products. In addition, certain of the Company's purchase orders are subject to cancellation or rescheduling by the customer. Accordingly, there can be no assurance that any of the cells covered by outstanding purchase orders will actually be shipped. If the Company does not satisfy the purchase order contingencies in a timely manner, or if the purchase orders are otherwise canceled or rescheduled, the Company's business, results of operations and financial condition could be materially adversely affected.

RESEARCH AND DEVELOPMENT

     The Company is directing its research and development efforts toward continuously improving the sub-C cell and the manufacturing process. The Company believes that the current product is acceptable for certain applications and that additional improvements to the sub-C cell will increase the potential number of applications for that product. The Company has a record of continuous and substantial improvement in the performance of its sub-C cell. These ongoing improvements are designed to continuously address the expanding market. The Company has produced prototype products that the Company believes have performance characteristics that make its sub-C cell attractive for a broad range of current and future applications. Limited quantities of these products have been produced in the Company's pilot production line; however, the Company has not manufactured its batteries in commercial quantities. In addition, to achieve broad commercialization of its product the Company will need to reduce manufacturing costs. There can be no assurance that efforts to reduce costs and improve yields will be successful so that a product with broad commercial applicability will result.

     The Company has developed and tested prototypes of various form factors, including multi-cell modules (monoblocs), and very thin ( 1/16 inch) prismatic, or flat, batteries. While the Company believes that each of these products may have significant market opportunities, there can be no assurance that any of these programs will result in a commercial product. In addition, the Company is engaged in internal research programs to develop charging procedures and chargers for its batteries and is working with battery charger suppliers to address the availability of chargers for its batteries.

     During the last half of 1996, the Company received customer funding to conduct a feasibility study for a new product based on its existing patents, but targeted at the electronics industry. In January 1997, the Company signed an agreement with the same customer to develop a commercial product. There can be no assurance that there will be future development funding from this customer, or that this program will result in a commercial product.

     The Company has an SBIR research and development agreement valued at up to $750,000 to develop a large (5 Ah) cell and associated manufacturing process technology for HEV applications. The Company previously completed a feasibility study for the program for which it received $100,000.

     The Company's research and development expenses for the years ended December 31, 1994, 1995 and 1996 were $2,212,977, $2,351,825 and $2,343,436, respectively. Certain research and development activities were conducted on behalf of the Company by the Joint Venture. Had research and development performed by the Joint Venture been performed solely by the Company, research and development for 1995 and 1996 would have been approximately $2,567,000 and $3,063,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PATENTS, TRADE SECRETS, AND TRADEMARKS

     The Company holds four issued United States patents that expire beginning in 2009 and ending in 2011. The Company's issued patents cover a number of inventions including thin nonperforated plates used in lead acid batteries, and an end connector for establishing electrical continuity between thin plates and a battery terminal. In addition, the Company has four United States applications pending and ten foreign patents pending. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. There can be no assurance that the Company's pending patent applications will result in issued patents or that any of its issued patents will afford meaningful protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to issued United States patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less patent protection than the United States.

     The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that patent applications filed by the Company will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that others will not infringe or design around patents issued to the Company or that the Company would need to license or design around patents that others will obtain. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. If the Company is found to be infringing third party patents, there can be no assurance that licenses that might be required for the Company's products would be available on reasonable terms, if at all.

     The Company could incur substantial costs in defending itself or its licensees, distributors or customers in litigation brought by others or prosecuting infringement claims against third parties. If the outcome of any such litigation is unfavorable to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent Office or comparable proceedings in foreign patent offices, which could result in substantial cost to the Company and may result in an adverse decision as to the priority of the Company's inventions.

     In addition to patent protection, the Company relies on the law of unfair competition and trade secrets to protect its proprietary rights. The Company considers several elements of the TMF manufacturing process to be trade secrets. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

     The Company has registered its trademark "BOLDER" as a trademark on the principal federal trademark register, and registration is pending for its trademark "TMF."

COMPETITION

     Competition in the battery industry is, and is expected to remain, intense. The competitors range from development stage companies to major domestic and international companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution, and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with OEMs and other customers. While there is significant development work being done by these competitors on various battery systems (including electrochemistries such as NiCd, NiMH and lithium), the Company believes that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. The Company is aware that Electrosource, Inc., a development stage company, has produced batteries with higher sustained power density than traditional lead acid batteries. The sustained power density of the Company's TMF batteries is substantially higher than the published specifications of Electrosource, Inc. There can be no assurance that one or more new, higher power battery technologies will not be introduced which could be directly competitive with or superior to the Company's TMF technology.

     The Company believes that its primary competitors are existing suppliers of NiCd and lead acid batteries. In applications such as portable tools and appliances, and certain electronic and medical products, the Company's primary competitors will be suppliers of NiCd batteries, including SANYO, Panasonic, Energizer and SAFT. All of these companies are very large and have substantial resources and market presence. The Company expects that it will compete against NiCd batteries in the targeted application segments on the basis of performance, cost and ease of recycling. There can be no assurance that the Company will be able to compete successfully against NiCd batteries in any of the targeted applications.

     In applications such as car starting, standby power, very small batteries for engine starting, and a few medical and electronics applications, the Company expects that its primary competition will be from lead acid batteries. The primary suppliers of small lead acid batteries used in non automotive applications are Yuasa, Exide Corporation, Matsushita, Hawker, CSB Battery of America Corp., and GS Battery. The primary suppliers of automotive batteries are Johnson Controls, Inc., Exide Corporation, GNB Inc. and Delphi. All of these companies are very large and have substantial resources and market presence. The Company expects that it will compete with lead acid batteries on the basis of performance in the targeted application segments. In addition, under the terms of its new strategic partnership with Johnson Controls, the Company has granted Johnson Controls certain royalty-bearing license rights which will allow Johnson Controls to compete with the Company in the lawn and garden, motorcycle starting, HEV and standby power markets. There can be no assurance that the Company will be able to compete successfully against traditional lead acid batteries in any of the targeted applications.

     The market for batteries, and the evolution of battery technology, are very dynamic. Other companies are devoting significant resources to improving existing battery technologies and developing new battery technologies. There can be no assurance that the Company's products will be able to compete effectively in any of its targeted market segments.

SAFETY AND ENVIRONMENTAL ISSUES

     The Company's operations involve the storage, use and disposal of a number of toxic and hazardous materials, including lead, lead oxide, sulfuric acid, solvents and adhesives. As a result, the Company is required to maintain its research and manufacturing operations in compliance with United States federal, state, and local standards that govern the storage, use, and disposal of various chemicals used in and waste materials produced by the manufacture of its TMF batteries. The Company's pilot manufacturing facility includes, and the Company's new manufacturing facility will include, an enclosed area specifically for the mixing of lead oxide paste, the pasting of the lead foil, and the winding of the cells. Employees operating in these areas are instructed in the use of safety equipment such as gloves, protective clothing, and respirators and are required under OSHA guidelines to submit to blood monitoring tests on a periodic basis. The supervision and analysis of these tests are undertaken by an outside, independent agency and the results thereof are communicated to the Company's employees. The Company's activities are also subject to federal, state and local environmental and safety laws and regulations, including but not limited to CERCLA, regulations issued and laws enforced by the Colorado Labor and Employment Department, the U.S. Department of Transportation, the U.S. Department of Commerce, the U.S. Environmental Protection Agency and by state and county health and safety agencies. United States and foreign agencies are considering more stringent regulation of the disposal of all rechargeable batteries. Although the Company believes that its activities conform to current environmental and other regulations, there can be no assurance that the Company will be able to operate in conformity with such laws and regulations in the future, or that changes in such laws or regulations will not require the Company to incur substantial capital or operating costs to achieve and maintain compliance. Any failure by the Company to adequately control the discharge of its hazardous materials and wastes could also subject it to future liabilities, which could be significant.

     Lead acid batteries, regardless of their configuration, are generally considered to be safer than NiCd and lithium batteries. However, lead acid batteries, including the Company's TMF battery, may develop significant internal pressures during severe overcharge conditions due to the release of gases as a byproduct of the chemical reaction occurring in the cell. In order to prevent potential pressure build up, the Company's batteries incorporate a Bunsen pressure relief valve that, under normal overcharge conditions, will allow the venting of small amounts of gases, primarily hydrogen and oxygen. If the batteries are subjected to abusive overcharge or overdischarge conditions, larger amounts of these gases may be vented, which, when mixed with air, can cause explosions. In addition, under such conditions, toxic gases and/or sulfuric acid spray may be released. Sulfuric acid can cause burns. While the Company maintains product liability insurance in amounts which it believes are reasonable given the associated risks, there is no assurance that such insurance will be adequate to cover any potential liability relating to one or more claims of product liability. The Company has tested its batteries under a variety of conditions and plans to continue to test its products for safety.

HUMAN RESOURCES

     As of January 1, 1997, the Company had 61 full time employees. Of the total, 15 employees were engaged in product research and development, 29 in operations and 17 in general and administrative and marketing functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company currently occupies a 15,000 square foot leased facility in Wheat Ridge, Colorado, 15 miles northwest of Denver. This facility includes all of the Company's offices and laboratories, as well as a pilot production line.

     The Company is currently completing construction of a 150,000 square foot build-to-suit leased facility in Golden, Colorado (approximately three miles from the current facility) to house all of its operations. The Company estimates that construction of the facility will be completed and the Company expects to move its operations into this facility in mid-1997. The Company has an eleven-year lease for the new facility with two five-year renewal options for 120,000 square feet, with an option on the remaining 30,000 square feet. This facility is designed to accommodate up to five high volume production lines, as well as two research and development lines and all of the Company's other operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been named in a personal injury action filed in Superior Court in the County of Los Angeles on March 28, 1996 arising out of a motor vehicle accident. Management believes that the resolution of this claim will not have a material adverse effect on the Company's business, results of operations or financial condition. The Company is not a party to any other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, there were no matters submitted to a vote of stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  A) MARKET INFORMATION

     The Company's Common Stock, par value $.001 per share, (Nasdaq Stock Market (National Market) Symbol "BOLD") began trading publicly in the over-the-counter market effective May 1, 1996. Prior to that date, there was no public market for the Company's Common Stock. The following table presents quarterly information on the price range of the Company's Common Stock. This information indicates the high and low sale prices reported by the Nasdaq Stock Market (National Market).

                            1996                               HIGH      LOW
                            ----                              ------    ------
Second Quarter (from May 1).................................  $15.38    $10.50
Third Quarter...............................................  $14.38    $10.75
Fourth Quarter..............................................  $17.13    $13.13

  B) HOLDERS

     As of January 31, 1997, there were approximately 96 holders of record of the Common Stock.

  C) DIVIDENDS

     The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The selected financial data set forth below with respect to the Company's statements of operations for the years ended December 31, 1992, 1993, 1994, 1995 and 1996, and balance sheets as of December 31, 1992, 1993, 1994, 1995 and 1996 are derived from audited financial statements of the Company. Such financial statements were audited by Arthur Andersen LLP, independent public accountants, whose report with respect to the years ended December 31, 1994, 1995, and 1996 and as of December 31, 1995 and 1996 appears elsewhere herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes related thereto included elsewhere in this document.

                                                                  YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                              1992          1993           1994           1995           1996
                                            ---------    -----------    -----------    -----------    -----------
STATEMENTS OF OPERATIONS DATA:
Revenues..................................  $      --    $        --    $    42,712    $   105,673    $   475,904
Cost of revenues..........................         --             --         20,954         49,647        171,486
                                            ---------    -----------    -----------    -----------    -----------
                                                   --             --         21,758         56,026        304,418
                                            ---------    -----------    -----------    -----------    -----------
Operating expenses:
  Research and development................    603,666      1,377,999      2,212,977      2,351,825      2,343,436
  Loss from operations of Joint Venture...         --             --             --        164,136        669,025
  General and administrative..............     17,652        671,110      1,124,101        772,191      1,870,256
  Selling and marketing...................         --             --             --        163,771        326,360
                                            ---------    -----------    -----------    -----------    -----------
        Total operating expenses..........    621,318      2,049,109      3,337,078      3,451,923      5,209,077
                                            ---------    -----------    -----------    -----------    -----------
Income (loss) from operations.............   (621,318)    (2,049,109)    (3,315,320)    (3,395,897)    (4,904,659)
Other income (expense):
  Interest income.........................      2,041         54,824         31,188        126,546        798,846
  Interest expense........................    (18,456)        (5,546)       (32,092)       (72,633)       (54,277)
                                            ---------    -----------    -----------    -----------    -----------
Net income (loss).........................  $(637,733)   $(1,999,831)   $(3,316,224)   $(3,341,984)   $(4,160,090)
                                            =========    ===========    ===========    ===========    ===========
Unaudited, pro forma net income (loss) per
  share(1)................................                                                            $     (0.48)
                                                                                                      ===========
Shares used in computing unaudited, pro
  forma net income (loss) per share(1)....                                                              8,696,632
                                                                                                      ===========

                                                                        DECEMBER 31,
                                            ---------------------------------------------------------------------
                                              1992          1993           1994           1995           1996
                                            ---------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA:
Cash, cash equivalents and
  available-for-sale securities...........  $ 344,900    $ 1,146,038    $   881,609    $ 2,799,697    $16,070,677
Working capital (deficiency)..............   (419,135)     1,002,473        568,959      2,532,911     12,403,356
Total assets..............................    485,631      1,735,987      2,308,606      4,748,347     27,146,116
Notes and capital leases payable..........    700,000             --        288,495        558,687        486,537
Mandatorily Redeemable Preferred
  Stock(2)................................    530,000      4,391,004      7,893,800     13,433,482             --
Total stockholders' equity (deficit)......   (808,404)    (2,830,949)    (6,134,888)    (9,538,565)    23,070,901

---------------

(1) See Note 2 of Notes to Financial Statements for information concerning the computation of net loss per share.
(2) Each share of the Company's Mandatorily Redeemable Preferred Stock automatically converted into one share of the Common Stock on May 6, 1996 upon the closing of the Company's initial public offering.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and in the section entitled "Business," as well as those discussed in "Management's Discussion and Analysis of Financial

Condition and Results of Operations" in the Registration Statement on Form SB-2 filed by the Company on February 13, 1997. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

GENERAL

     Since its inception in March 1991, Bolder Technologies Corporation (the "Company") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMF(TM)") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. To date, the Company has produced more than 45,000 prototype TMF batteries. An aggregate of approximately 4,500 cells have been shipped to a total of 75 customers, primarily for evaluation. The Company is currently building commercial production facilities for the manufacture of its TMF batteries, but has not yet manufactured cells in commercially viable quantities. The Company expects to generate revenues primarily from the sale of its TMF batteries.

     In June 1995, the Company and Johnson Controls Battery Group, Inc. ("Johnson Controls") established a joint venture ("Joint Venture") to develop high volume manufacturing technology for TMF batteries, to manufacture TMF batteries for sale by both partners and to pursue HEV battery development opportunities for TMF batteries. In January 1997, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and Johnson Controls announced a new strategic partnership which replaced the Joint Venture effective as of July 1996. Under the terms of the new agreement, each party will separately implement TMF battery manufacturing facilities to best meet the unique requirements of the markets addressed by each.

     In connection with the new agreement, Bolder received a cash payment from Johnson Controls. Bolder also received ownership of all of the tangible net assets of the Joint Venture. In return, Bolder agreed to exchange certain technical information with Johnson Controls and granted Johnson Controls royalty-bearing licenses to allow Johnson Controls to sell TMF batteries in specified markets. See "Business -- Strategic Relationships."

     The Company believes that its results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

RESULTS OF OPERATIONS

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     During 1996, the Company received revenues from a customer-funded development program, from the sale of batteries for testing and evaluation by customers, and from an SBIR research and development agreement. Total revenues increased to $475,904 in 1996 from $105,673 in 1995, primarily from a customer-funded product development program. Product sales in 1996 and 1995 were nominal and are expected to remain at nominal levels until the beginning of high-volume production in 1997.

     Cost of revenues increased to $171,486 in 1996 from $49,647 in 1995. The increase was a result of increased costs directly related to commercial and government funded product development programs.

     Research and development expenses decreased to $2,343,436 in 1996 from $2,351,825 in 1995, primarily due to increased levels of research and development activity performed by the Joint Venture which are reflected in Loss from Operations of Joint Venture. The Loss from Operations of Joint Venture increased to $669,025 in 1996 from $164,136 in 1995, reflecting the Company's 50 percent share of the Joint Venture's research and development and operating expenditures.

     Substantially, all of the Joint Venture's research and development and general and administrative expenses represent charges from the Company and Johnson Controls for services provided to the Joint Venture. For the years ended December 31, 1996 and 1995, the Company charged $900,000 and $215,000, respectively, of such costs to the Joint Venture. Of the 1996 amounts, approximately $720,000 represent research and development charges and $180,000 represent general and administrative charges. Had research and development performed by the Joint Venture been performed solely by the Company, research and development for 1996 and 1995 would have been approximately $3,063,000 and $2,567,000, respectively.

     General and administrative expenses increased to $1,870,256 in 1996 from $772,191 in 1995. The increase was due to recruiting and relocation expenses for additional technical staffing to support research and development and Joint Venture activities, additional administrative staffing and added expenses for insurance and investor relations associated with becoming a public company.

     Selling and marketing expenses increased to $326,360 in 1996 from $163,771 in 1995. The increase was primarily due to increased marketing and business development activities related to the Company efforts to obtain purchase orders for delivery of product upon completion in 1997 of the Company's first high-volume production line.

     Interest income increased to $798,846 in 1996 from $126,546 in 1995. The increase resulted primarily from investment of the net proceeds from the Company's initial public offering and from the exercise of warrants by stockholders in April 1996.

     Interest expense decreased to $54,277 in 1996 from $72,633 in 1995. The decrease resulted primarily from the absence of debt service in 1996 on convertible promissory notes issued to certain stockholders in March 1995 which were converted into Common Stock in May 1995.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     During 1995, the Company received revenues from the sale of batteries for testing and evaluation by customers and from an SBIR research and development agreement. Total revenues in 1995 increased to $105,673 from $42,712 in 1994. This improvement was primarily due to higher 1995 revenues from completion of an SBIR research and development agreement that begin in 1994 and from sales of two experimental battery packs for HEV research to Chrysler Corporation.

     Cost of revenues increased to $49,647 in 1995 from $20,954 in 1994, primarily due to the cost of the HEV battery packs sold in 1995.

     Research and development costs increased to $2,351,825 in 1995 from $2,212,977 in 1994, primarily as a result of the Company's continued efforts to commercialize its sub-C cell and develop its manufacturing process. General and administrative expenses decreased to $772,191 in 1995 from $1,124,101 in 1994, primarily due to lower expenses in 1995 for recruitment and relocation of employees. Selling and marketing expenses were $163,771 in 1995, primarily consisting of costs associated with business development activities. In addition to the above expenses, the Company transferred $215,900 of research and development and general and administrative costs to the Joint Venture during 1995. See Note 6 of the Notes to Financial Statements.

     Interest income increased to $126,546 in 1995 from $31,188 in 1994, primarily as a result of income generated from the investment of the proceeds from the Company's issuance of Series D and Series E Preferred Stock in April and June 1995, respectively.

     Interest expense increased to $72,633 in 1995 from $32,092 in 1994, primarily due to debt service on loans obtained in 1995 that were secured by a portion of the Company's fixed assets.

     The Company reported a loss from the operations of the Joint Venture of $164,136 in 1995, representing the Company's 50 percent share of the TMF battery manufacturing development program of the Joint Venture.

  Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     Total revenues in 1994 were $42,712, primarily consisting of revenues from an SBIR research and development agreement which began in 1994. The Company had no revenues in 1993.

     Cost of revenues in 1994 were $20,954, consisting primarily of third party direct costs related to an SBIR research and development agreement. The Company had no cost of revenues in 1993.

     Research and development costs increased to $2,212,977 in 1994 from $1,377,999 in 1993, primarily due to the Company's accelerating efforts to develop its technology. General and administrative expenses increased to $1,124,101 in 1994 from $671,110 in 1993, representing an increase in administrative staffing and related expenses needed to support the growing research and development activities. The Company had insignificant selling and marketing expenses in 1994 and no selling and marketing expenses in 1993.

     Interest income decreased to $31,188 in 1994 from $54,824 in 1993, mainly due to lower cash balances and lower interest rates in 1994.

     Interest expense increased to $32,092 in 1994 from $5,546 in 1993, primarily due to debt service on loans obtained in 1994. The Company had no interest-bearing debt in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through December 31, 1996, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $36.7 million from sales of these securities. At December 31, 1996, the Company's balances of cash, cash equivalents, and available-for-sale securities totaled $16.1 million, compared to $2.8 million at December 31, 1995. In May 1996, the Company received approximately $20.9 million in net proceeds from the sale of 2.2 million shares of Common Stock. In April 1996, several stockholders exercised warrants issuable for an aggregate of 620,462 shares of Common Stock. The net proceeds to the Company from exercise of the warrants was approximately $2.2 million.

     On February 13, 1997, the Company filed a Registration Statement on Form SB-2 to register for sale 2.6 million shares of Common Stock, of which 2 million shares will be sold by the Company and 600,000 shares will be sold by certain stockholders of the Company (the "Secondary Offering"). The Company anticipates that the proceeds to the Company from this offering will be approximately $27 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use $19 million of the proceeds of the Secondary Offering over the next 24 months for construction of additional high volume fully-automated production lines and associated capital expenditures, and approximately $8 million will be used for product development, working capital and other general corporate purposes.

     As of December 31, 1996, the Company had made progress payments of $6.8 million to fund the construction of its first high-volume production line and had a liability for additional progress payments of $2.0 million for amounts incurred in 1996. In addition to amounts paid or incurred in 1996, the Company expects to incur approximately $850,000 of additional costs related to this line in 1997. As a result of its new agreement with Johnson Controls, the Company owns 100 percent of the first commercial high-volume production line and will pay 100 percent of the costs associated with the fabrication and installation of the line. The Company invested $1.0 million in 1996 in leasehold improvements, machinery, equipment, and office furnishings to support its development, production, sales, and administrative activities. The Company has financed $191,000 of these 1996 capital additions through notes payable.

     The Company has also committed to the construction of certain leasehold improvements in its new facility which is scheduled to be completed in 1997. Such leasehold improvements are expected to total approximately $4.5 million, for which the Company has received financing commitments for up to $4.0 million. The Company has entered into an 11-year lease agreement for this facility.

     Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that the net proceeds from the Secondary Offering, together with its existing sources of liquidity and projected cash generated from operations, will satisfy the Company's capital requirements for approximately the next 24 months. There can be no assurance, however, that the Company will successfully complete the Secondary Offering or that the Company will not require additional capital at a future date. In the event that the Company does not successfully complete the Secondary Offering and is unable to access other sources of capital or debt, then the Company will delay the ramp-up of its second and subsequent fully-automated production lines. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

INCOME TAXES

     Net operating loss carryforwards totaling approximately $13,400,000 are available to reduce taxable income as of December 31, 1996. The net operating loss carryforwards expire from 2005 through 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data of the Company are provided at the pages indicated in Item 13(a).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has not been any change of accountants or any disagreements with the Company's accountants on any matter of accounting practice or financial disclosure during the reporting periods.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers and directors of the Company appearing in the Proxy Statement under the captions "Election of Directors" is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Information with respect to executive compensation appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information in the Proxy Statement labeled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section in the Proxy Statement labeled "Certain Transactions."

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  A) FINANCIAL STATEMENTS

     The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

FINANCIAL STATEMENTS OF BOLDER TECHNOLOGIES CORPORATION

    Report of Independent Public Accountants....................  F-1
    Balance Sheets as of December 31, 1995 and 1996.............  F-2
    Statements of Operations for the three years ended December
      31, 1994, 1995, and 1996; and the period from inception
      (March 22, 1991) to December 31, 1996.....................  F-4
    Statements of Stockholders' Equity (Deficit) from inception
      (March 22, 1991) to December 31, 1996.....................  F-5
    Statements of Cash Flows for the years ended December 31,
      1994, 1995, 1996; and the period from inception (March 22,
      1991) to December 31, 1996................................  F-9
    Notes to Financial Statements...............................  F-11

  B) REPORTS ON FORM 8-K

     During the last quarter of its fiscal year ended December 31, 1996, the Company filed one Report on Form 8-K, dated December 19, 1996, pursuant to
     Item 5 of such form.

  C) EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      3(i).1*            -- Amended and Restated Certificate of Incorporation of the
                            Company.
     3(ii).1*            -- Amended and Restated Bylaws of the Company.
         4.1             -- Reference is made to Exhibits 3(i).1 and 3(ii).1.
         4.2*            -- Specimen stock certificate.
        10.1*            -- Form of Indemnity Agreement between the Company and each of its Directors and executive officers, with related
                            schedule.
        10.2*            -- 1996 Equity Incentive Plan of the Company (the "Option
                            Plan"), including forms of options granted to employees
                            and non-employee Directors under the Option Plan.
        10.3**           -- Amendments to the Option Plan, dated December 11, 1996.
        10.4**           -- Amendments to the Option Plan, dated January 30, 1997.
        10.5*            -- 1996 Employee Stock Purchase Plan of the Company.
        10.6*            -- Employment Agreement between the Company and Daniel S.
                            Lankford, dated July 11, 1994.
        10.7*            -- Employment Agreement between the Company and William E.
                            Younkes, dated April 1, 1993.
        10.8*            -- Employment Agreement Amendment between the Company and
                            William E. Younkes, dated October 1, 1995.
        10.9*            -- Letter Agreement between the Company and Joseph F.
                            Fojtasek, dated February 13, 1996.
        10.10*           -- Promissory Note executed by Tristan E. Juergens, dated
                            November 1, 1995.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.11*           -- Promissory Note executed by Tristan E. Juergens, dated
                            August 29, 1995.
        10.12*           -- Stock Purchase Agreement between the Company and Tristan
                            E. Juergens, dated August 29, 1995.
        10.13*           -- Stock Award Agreement between the Company and Tristan E.
                            Juergens, dated August 31, 1995.
        10.14*           -- Stock Award Agreement between the Company and Robert F.
                            Nelson, dated August 31, 1995.
        10.15*           -- Stock Award Agreement between the Company and Sandra D.
                            Schreiber, dated August 31, 1995.
        10.16*           -- Stock Award Agreement between the Company and William E.
                            Younkes, dated August 31, 1995.
        10.17*           -- Note Purchase Agreement between the Company and certain parties named therein, dated April 19, 1994.
        10.18*           -- Series C Preferred Stock Purchase Agreement, dated July
                            19, 1994.
        10.19*           -- Supplemental Agreement to Series C Preferred Stock
                            Purchase Agreement between the Company and certain
                            parties named therein, dated September 30, 1994.
        10.20*           -- Note and Warrant Purchase Agreement between the Company and certain parties named therein, dated March 14, 1995,
                            including forms of Convertible Promissory Notes and Stock
                            Purchase Warrants issued to the parties.
        10.21*           -- Series D Preferred Stock Purchase Agreement between the
                            Company and certain parties named therein, dated May 24,
                            1995.
        10.22*           -- Guaranty Agreement between the Company and Steven Paul, dated May 24, 1995.
        10.23*           -- Stock Purchase Warrant issued to Freedom Ventures
                            Incorporated, dated May 24, 1995.
        10.24*           -- Letter Agreement among the Company, Harold Scott and
                            certain parties named therein, dated January 18, 1996.
        10.25*           -- Series E Preferred Stock Purchase Agreement between the
                            Company and Johnson Controls Battery Group, Inc. and
                            certain other parties named therein, dated June 26, 1995.
        10.26*           -- Purchasers and Principal Stockholder Agreement among the
                            Company, Tristan E. Juergens and certain other parties
                            named therein, dated June 26, 1995.
        10.27*           -- Warrant to Purchase Shares of Series E Preferred Stock
                            issued to Johnson Controls Battery Group, Inc., dated
                            June 26, 1995.
        10.28*           -- Joint Venture Agreement between the Company and Johnson
                            Controls Battery Group, Inc., dated June 26, 1995.
        10.29*           -- Johnson Controls/Bolder LLC Operating Agreement between the Company and Johnson Controls Battery Group, Inc.,
                            dated June 26, 1995.
        10.30*           -- BTC Johnson Controls License Agreement between the
                            Company and Johnson Controls Battery Group, Inc., dated
                            June 26, 1995.
        10.31*           -- Johnson Controls License Agreement between the Company
                            and Johnson Controls/Bolder LLC, dated June 26, 1995.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.32*           -- Johnson Controls JV Trade Name License Agreement among
                            the Company, Johnson Controls/Bolder LLC and Johnson
                            Controls Battery Group, Inc., dated June 26, 1995.
        10.33*           -- JV BTC/Johnson Controls License Agreement among the
                            Company, Johnson Controls Battery Group, Inc. and Johnson
                            Controls/Bolder LLC, dated June 26, 1995.
        10.34*           -- JV BTC/Johnson Controls Manufacturing and Supply
                            Agreement among the Company, Johnson Controls Battery
                            Group, Inc. and Johnson Controls/Bolder LLC, dated June
                            26, 1995.
        10.35***         -- Agreement among the Company, Johnson Controls Battery
                            Group, Inc. and Johnson Controls/Bolder LLC, dated as of
                            July 31, 1996.
        10.36***         -- Cross Supply Agreement between the Company and Johnson
                            Controls Battery Group, Inc., dated as of January 22,
                            1997.
        10.37*           -- Senior Loan and Security Agreement between the Company
                            and Phoenix Leasing Incorporated, dated July 29, 1994,
                            including forms of Warrants to Purchase Shares of Series
                            C Preferred Stock and Promissory Notes issued to Phoenix
                            Leasing Incorporated.
        10.38*           -- First Amendment to Purchase Agreement between the Company and Phoenix Leasing Incorporated, dated July 29, 1994.
        10.39*           -- Amendment to Purchase Agreement between the Company,
                            certain stockholders of the Company and Phoenix Leasing
                            Incorporated, dated March 25, 1996.
        10.40*           -- Warrant issued to Phoenix Leasing Incorporated, dated
                            March 25, 1996.
        10.41            -- Security Agreement between the Company and Transamerica
                            Business Credit Corporation, dated as of March 4, 1997,
                            including form of Promissory Notes issued to Transamerica
                            Business Credit Corporation.
        10.42*           -- Service Agreement between the Company and Chemical Waste
                            Management, Inc., dated October 19, 1993.
        10.43*           -- Lease Agreement between the Company and Jefferson Park
                            West, dated December 13, 1993.
        10.44*           -- Lease Agreement between the Company and Jefferson Park
                            West, dated November 14, 1994.
        10.45*           -- Agreement between the Company and Wright Industries,
                            dated March 5, 1996.
        23.1             -- Consent of Arthur Andersen LLP, Independent Auditors.
        27.1             -- Financial Data Schedule.

---------------

* Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-2500-D) and incorporated herein by reference.

** Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-8 (Registration 33-20989) and incorporated herein by reference.

*** Previously filed with the Commission as an exhibit to the Company's February 5, 1997 Form 8-K (File No. 0-28060) and incorporated herein by reference.

**** Previously filed with the Commission as an exhibit to the Company's
     Registration Statement on Form SB-2 (Registration No. 333-21753) and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            BOLDER TECHNOLOGIES CORPORATION

Date: March 28, 1997                        By:    /s/ DANIEL S. LANKFORD
                                              ----------------------------------
                                                      Daniel S. Lankford
                                                   Chief Executive Officer,
                                                           President,
                                                  and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

/s/ DANIEL S. LANKFORD                                 Chief Executive Officer,        March 28, 1997
-----------------------------------------------------    President and Chairman of
(Daniel S. Lankford)                                     the Board (Principal
                                                         Executive Officer)

/s/ JOSEPH F. FOJTASEK                                 Chief Financial Officer Vice    March 28, 1997
-----------------------------------------------------    President of Finance and
(Joseph F. Fojtasek)                                     Administration, Treasurer,
                                                         and Secretary (Principal
                                                         Financial and Accounting
                                                         Officer)

/s/ WILMER R. BOTTOMS                                  Director                        March 28, 1997
-----------------------------------------------------
(Wilmer R. Bottoms)

/s/ TRISTAN E. JUERGENS                                Director                        March 28, 1997
-----------------------------------------------------
(Tristan E. Juergens)

/s/ DAVID L. RIEGEL                                    Director                        March 28, 1997
-----------------------------------------------------
(David L. Riegel)

/s/ CARL R. STUTTS                                     Director                        March 28, 1997
-----------------------------------------------------
(Carl R. Stutts)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bolder Technologies Corporation:

     We have audited the accompanying balance sheets of BOLDER TECHNOLOGIES CORPORATION (a Delaware corporation in the development stage) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' (deficit) equity and cash flows for each year in the three-year period ended December 31, 1996, and for the period from inception (March 22, 1991) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bolder Technologies Corporation (a development stage company) as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each year in the three-year period ended December 31, 1996, and for the period from inception to December 31, 1996, in conformity with generally accepted accounting principles.

                                            /S/ ARTHUR ANDERSEN LLP
                                            ARTHUR ANDERSEN LLP

Denver, Colorado,
February 4, 1997.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996

                                     ASSETS

                                                                 1995          1996
                                                              ----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  664,219    $   968,297
  Available-for-sale securities.............................   2,135,478     15,102,380
  Inventory.................................................      36,114         35,796
  Trade accounts receivable.................................      14,470         91,716
  Related party accounts receivable.........................      77,698             --
  Prepaid expenses..........................................     106,877         66,205
                                                              ----------    -----------
          Total current assets..............................   3,034,856     16,264,394
                                                              ----------    -----------
PROPERTY AND EQUIPMENT, at cost:
  Furniture, fixtures and equipment.........................   1,319,222      1,738,570
  Leasehold improvements....................................     371,731        371,731
  Construction in progress..................................     177,239      9,517,047
                                                              ----------    -----------
                                                               1,868,192     11,627,348
  Less -- Accumulated depreciation and amortization.........    (552,782)      (947,809)
                                                              ----------    -----------
          Property and equipment, net.......................   1,315,410     10,679,539
NOTES RECEIVABLE FROM FOUNDER...............................     152,066             --
INVESTMENT IN JOINT VENTURE.................................     135,864             --
PATENTS, net of accumulated amortization of $7,249 and
  $16,304 in 1995 and 1996, respectively....................      98,291        150,998
OTHER ASSETS................................................      11,860         51,185
                                                              ----------    -----------
          Total assets......................................  $4,748,347    $27,146,116
                                                              ==========    ===========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                 1995          1996
                                                              -----------   -----------
CURRENT LIABILITIES:
  Accounts payable..........................................  $   154,798   $   244,893
  Construction in progress payables.........................           --     2,043,294
  Accrued compensation and other accrued liabilities (Note
     10)....................................................      139,945       554,148
  Deferred revenue (Note 6).................................           --       746,343
  Current portion of notes payable (Note 7).................      200,674       270,541
  Current portion of capital lease payable (Note 7).........        6,528         1,819
                                                              -----------   -----------
          Total current liabilities.........................      501,945     3,861,038
                                                              -----------   -----------
LONG-TERM LIABILITIES:
  Notes payable (Note 7)....................................      349,075       214,177
  Capital lease payable (Note 7)............................        2,410            --
                                                              -----------   -----------
     Total long-term liabilities............................      351,485       214,177
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 9)
MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK, $.001
  par value, aggregate liquidation preference of $13,433,482 and $0 as of December 31, 1995 and 1996, respectively;
  5,781,962 and none authorized as of December 31, 1995 and
  1996, respectively; 5,243,425 and none issued and
  outstanding as of December 31, 1995 and 1996, respectively
  (Note 4)..................................................   13,433,482            --
                                                              -----------   -----------
STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, $0.01 par value, none and 5,000,000
     shares authorized as of December 31, 1995 and 1996,
     respectively, and none issued and outstanding..........           --            --
  Common stock, $.001 par value, 9,691,622 and 25,000,000
     shares authorized as of December 31, 1995 and 1996,
     respectively; 1,146,421 and 9,447,622 shares issued at
     December 31, 1995 and 1996, respectively...............        1,146         9,448
  Treasury stock, $.001 par common stock, 33,333 shares at
     December 31, 1995 and 1996.............................      (50,000)      (50,000)
  Additional paid-in capital................................          573    36,761,827
  Deficit accumulated during the development stage..........   (9,490,284)  (13,650,374)
                                                              -----------   -----------
          Total stockholders' (deficit) equity..............   (9,538,565)   23,070,901
                                                              -----------   -----------
            Total liabilities and stockholders' (deficit)
               equity.......................................  $ 4,748,347   $27,146,116
                                                              ===========   ===========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                   FOR THE
                                                                                    PERIOD
                                                                                     FROM
                                                                                  INCEPTION
                                                                                  (MARCH 22,
                                          FOR THE YEAR ENDED DECEMBER 31,          1991) TO
                                     -----------------------------------------   DECEMBER 31,
                                        1994           1995           1996           1996
                                     -----------   -------------   -----------   ------------
REVENUE (Note 13)..................  $    42,712    $   105,673    $   475,904   $    624,289
COST OF REVENUE....................       20,954         49,647        171,486        242,087
                                     -----------    -----------    -----------   ------------
                                          21,758         56,026        304,418        382,202
                                     -----------    -----------    -----------   ------------
OPERATING EXPENSES:
  Research and development.........    2,212,977      2,351,825      2,343,436      9,078,481
  Loss from operations of joint
     venture.......................           --        164,136        669,025        833,161
  General and administrative.......    1,124,101        772,191      1,870,256      4,458,336
  Selling and marketing............           --        163,771        326,360        490,131
                                     -----------    -----------    -----------   ------------
          Total operating
            expenses...............    3,337,078      3,451,923      5,209,077     14,860,109
                                     -----------    -----------    -----------   ------------
LOSS FROM OPERATIONS...............   (3,315,320)    (3,395,897)    (4,904,659)   (14,477,907)
OTHER INCOME (EXPENSE):
  Interest income..................       31,188        126,546        798,846      1,014,113
  Interest expense (including
     $28,274, $41,950, $51,737,
     $139,825 in 1994, 1995, 1996
     and from inception,
     respectively, to related
     parties)......................      (32,092)       (72,633)       (54,277)      (186,580)
                                     -----------    -----------    -----------   ------------
NET INCOME (LOSS)..................  $(3,316,224)   $(3,341,984)   $(4,160,090)  $(13,650,374)
                                     ===========    ===========    ===========   ============
  Unaudited, pro forma net income
     (loss) per common and common
     equivalent share (Note 2).....                                $      (.48)
                                                                   ===========
  Shares used in computing
     unaudited, pro forma net
     income (loss) per common and
     equivalent share (Note 2).....                                  8,696,632
                                                                   ===========

  The accompanying notes to financial statements are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM INCEPTION (MARCH 22, 1991) TO DECEMBER 31, 1996

                                                                          STOCKHOLDERS' DEFICIT
                                          MANDATORILY       -------------------------------------------------
                                           REDEEMABLE
                                          CONVERTIBLE                             OPTIONS AND
                                        PREFERRED STOCK       COMMON STOCK         WARRANTS        ADDITIONAL
                                       ------------------   ----------------   -----------------    PAID-IN
                                       SHARES     AMOUNT    SHARES    AMOUNT   SHARES    AMOUNT     CAPITAL
                                       -------   --------   -------   ------   -------   -------   ----------
BALANCES, INCEPTION (March 22,
  1991)..............................       --   $     --        --    $ --         --   $    --    $     --
  Issuance of common stock to an
    officer for contributed research
    and development, stated at
    historical carrying value of $0,
    recorded at par, in March 1991...       --         --   550,000     550         --        --       2,450
  Issuance of common stock to an
    officer for cash ($0.0165 per
    share), recorded at estimated
    fair market value ($0.15 per
    share), in March 1991............       --         --     9,167       9         --        --       1,366
  Issuance of common stock for cash
    ($0.36 per share), net of
    offering costs of $7,650, in
    April 1991.......................       --         --   137,500     138         --        --      42,212
  Issuance of common stock to lessor,
    recorded at estimated fair market
    value ($0.15 per share), in May
    1991.............................       --         --     8,937       9         --        --       1,332
  Issuance of Series A preferred
    stock for cash ($0.927 per
    share), net of offering costs of
    $31,100, in June, August and
    November 1991....................  337,550    313,000        --      --         --        --     (31,100)
  Net income (loss)..................       --         --        --      --         --        --          --
                                       -------   --------   -------    ----    -------   -------    --------
BALANCES, December 31, 1991..........  337,550    313,000   705,604     706         --        --      16,260
  Issuance of Series A preferred
    stock for cash ($0.927 per
    share), in April 1992............  234,014    217,000        --      --         --        --          --
  Issuance of shares of common stock
    to an officer for services,
    recorded at estimated fair market
    value ($0.15 per share), in
    November 1992....................       --         --    45,834      46         --        --       6,829
  Net income (loss)..................       --         --        --      --         --        --          --
                                       -------   --------   -------    ----    -------   -------    --------
                                       571,564   $530,000   751,438    $752         --   $    --    $ 23,089
                                       =======   ========   =======    ====    =======   =======    ========

                                            STOCKHOLDERS' DEFICIT
                                       -------------------------------
                                                             DEFICIT
                                                           ACCUMULATED
                                        TREASURY STOCK     DURING THE
                                       -----------------   DEVELOPMENT
                                       SHARES    AMOUNT       STAGE
                                       -------   -------   -----------
BALANCES, INCEPTION (March 22,
  1991)..............................       --   $    --    $      --
  Issuance of common stock to an
    officer for contributed research
    and development, stated at
    historical carrying value of $0,
    recorded at par, in March 1991...       --        --           --
  Issuance of common stock to an
    officer for cash ($0.0165 per
    share), recorded at estimated
    fair market value ($0.15 per
    share), in March 1991............       --        --           --
  Issuance of common stock for cash
    ($0.36 per share), net of
    offering costs of $7,650, in
    April 1991.......................       --        --           --
  Issuance of common stock to lessor,
    recorded at estimated fair market
    value ($0.15 per share), in May
    1991.............................       --        --           --
  Issuance of Series A preferred
    stock for cash ($0.927 per
    share), net of offering costs of
    $31,100, in June, August and
    November 1991....................       --        --           --
  Net income (loss)..................       --        --     (194,512)
                                       -------   -------    ---------
BALANCES, December 31, 1991..........       --        --     (194,512)
  Issuance of Series A preferred
    stock for cash ($0.927 per
    share), in April 1992............       --        --           --
  Issuance of shares of common stock
    to an officer for services,
    recorded at estimated fair market
    value ($0.15 per share), in
    November 1992....................       --        --           --
  Net income (loss)..................       --        --     (637,733)
                                       -------   -------    ---------
                                            --   $    --    $(832,245)
                                       =======   =======    =========

  The accompanying notes to financial statements are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
      FOR THE PERIOD FROM INCEPTION (MARCH 22, 1991) TO DECEMBER 31, 1996

                                                                               STOCKHOLDERS' DEFICIT
                                             MANDATORILY         --------------------------------------------------
                                             REDEEMABLE,
                                             CONVERTIBLE                                OPTIONS AND
                                           PREFERRED STOCK          COMMON STOCK          WARRANTS       ADDITIONAL
                                        ----------------------   ------------------   ----------------    PAID-IN
                                         SHARES       AMOUNT      SHARES     AMOUNT   SHARES   AMOUNT     CAPITAL
                                        ---------   ----------   ---------   ------   ------   -------   ----------
BALANCES, December 31, 1992...........    571,564   $  530,000     751,438   $  752       --   $    --    $23,089
  Issuance of Series B preferred stock
    ($1.50 per share) in January 1993
    for cash of $3,143,140 and
    conversion of debt of $717,864,
    net of offering costs of
    $27,524...........................  2,574,003    3,861,004          --       --       --        --    (22,714)
  Net income (loss)...................         --           --          --       --       --        --         --
                                        ---------   ----------   ---------   ------   ------   -------    -------
BALANCES, December 31, 1993...........  3,145,567    4,391,004     751,438      752       --        --        375
  Issuance of Series C preferred stock
    ($3.00 per share) in July and
    September 1994 for cash of
    $2,474,522 and conversion of debt
    and accrued interest totaling
    $1,028,274, net of offering costs
    of $58,871........................  1,167,595    3,502,796          --       --       --        --    (58,871)
  Issuance of warrants to purchase
    10,500 shares of Series C
    preferred stock, in July 1994,
    exercisable at $3.00 per share....         --           --          --       --   10,500        --         --
  Issuance of common stock to
    employees for options exercised
    ($0.09 per share), in January and
    July 1994.........................         --           --      19,226       19       --        --      1,710
  Issuance of common stock to an
    officer for cash ($0.375 per
    share), in July 1994..............         --           --     133,333      133       --        --     49,867
  Issuance of common stock to an
    officer, in exchange for services
    in accordance with employment
    agreement ($0.128 per share), in
    August 1994.......................         --           --     124,705      125       --        --     15,830
  Issuance of common stock to
    consultants for services ($0.375
    per share), in August 1994........         --           --       7,333        7       --        --      2,744
  Issuance of common stock to
    employees for options exercised
    ($0.15 per share), in July and
    November 1994.....................         --           --       4,805        5       --        --        716
  Net income (loss)...................         --           --          --       --       --        --         --
                                        ---------   ----------   ---------   ------   ------   -------    -------
                                        4,313,162   $7,893,800   1,040,840   $1,041   10,500   $    --    $12,371
                                        =========   ==========   =========   ======   ======   =======    =======

                                             STOCKHOLDERS' DEFICIT
                                        -------------------------------
                                                              DEFICIT
                                                            ACCUMULATED
                                         TREASURY STOCK     DURING THE
                                        -----------------   DEVELOPMENT
                                        SHARES    AMOUNT       STAGE
                                        -------   -------   -----------
BALANCES, December 31, 1992...........       --   $    --   $  (832,245)
  Issuance of Series B preferred stock
    ($1.50 per share) in January 1993
    for cash of $3,143,140 and
    conversion of debt of $717,864,
    net of offering costs of
    $27,524...........................       --        --            --
  Net income (loss)...................       --        --    (1,999,831)
                                        -------   -------   -----------
BALANCES, December 31, 1993...........       --        --    (2,832,076)
  Issuance of Series C preferred stock
    ($3.00 per share) in July and
    September 1994 for cash of
    $2,474,522 and conversion of debt
    and accrued interest totaling
    $1,028,274, net of offering costs
    of $58,871........................       --        --            --
  Issuance of warrants to purchase
    10,500 shares of Series C
    preferred stock, in July 1994,
    exercisable at $3.00 per share....       --        --            --
  Issuance of common stock to
    employees for options exercised
    ($0.09 per share), in January and
    July 1994.........................       --        --            --
  Issuance of common stock to an
    officer for cash ($0.375 per
    share), in July 1994..............       --        --            --
  Issuance of common stock to an
    officer, in exchange for services
    in accordance with employment
    agreement ($0.128 per share), in
    August 1994.......................       --        --            --
  Issuance of common stock to
    consultants for services ($0.375
    per share), in August 1994........       --        --            --
  Issuance of common stock to
    employees for options exercised
    ($0.15 per share), in July and
    November 1994.....................       --        --            --
  Net income (loss)...................       --        --    (3,316,224)
                                        -------   -------   -----------
                                             --   $    --   $(6,148,300)
                                        =======   =======   ===========

  The accompanying notes to financial statements are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
      FOR THE PERIOD FROM INCEPTION (MARCH 22, 1991) TO DECEMBER 31, 1996

                                                                                STOCKHOLDERS' (DEFICIT) EQUITY
                                                MANDATORILY          -----------------------------------------------------
                                                REDEEMABLE
                                                CONVERTIBLE                                  OPTIONS AND
                                              PREFERRED STOCK           COMMON STOCK           WARRANTS        ADDITIONAL
                                         -------------------------   ------------------   ------------------     PAID-IN
                                           SHARES        AMOUNT       SHARES     AMOUNT    SHARES    AMOUNT      CAPITAL
                                         ----------   ------------   ---------   ------   --------   -------   -----------
BALANCES, December 31, 1994............   4,313,162   $  7,893,800   1,040,840   $1,041     10,500   $    --   $    12,371
 Issuance of warrants in March 1995, to
   purchase 149,998 shares of common
   stock, exercisable at $0.75 per
   share for five years, in connection
   with the issuance of debt, for a
   purchase price of $0.015 per
   warrant.............................          --             --          --      --     149,998     2,250            --
 Issuance of Series C preferred stock
   ($3.00 per share) in April 1995 in
   conversion of accrued interest of
   $41,950.............................      13,979         41,950          --      --          --        --            --
 Issuance of Series D preferred stock
   ($6.00 per share) in April 1995 for
   cash of $2,000,000 and conversion of
   debt of $1,797,732, net of offering
   costs of $28,819....................     632,951      3,797,732          --      --          --        --       (28,819)
 Issuance of warrants to purchase
   166,666 shares of common stock,
   exercisable at $1.50 per share for
   five years, in connection with the
   issuance of Series D preferred, in
   April 1995, for a purchase price of
   $.0015 per warrant..................          --             --          --      --     166,666       250            --
 Issuance of 90-day option to purchase
   166,667 shares of Series D preferred
   stock in April 1995, exercisable at
   $6 per share, in connection with the
   issuance of Series D preferred
   stock...............................          --             --          --      --     166,667        --            --
 Partial exercise of option ($6.00 per
   share) in August 1995 for Series D
   preferred stock.....................      33,333        200,000          --      --    (166,667)       --            --
 Issuance of Series E preferred stock
   ($6.00 per share) in June 1995 for
   cash of $1,500,000, net of offering
   costs of $28,963....................     250,000      1,500,000          --      --          --        --       (28,963)--
 Issuance of warrants to purchase
   308,666 shares of Series E preferred
   stock in June 1995, exercisable at
   $6.00 per share for one year, in
   connection with the issuance of
   Series E preferred stock, for a
   purchase price of $.0015 per
   warrant.............................          --             --          --      --     308,666       463            --
 Purchase of 33,333 shares of treasury
   stock for $1.50 per share for cash
   from a founder, in August 1995......          --             --          --      --          --        --            --
 Issuance of common stock to employees
   for options exercised ($.09 per
   share) in August and December
   1995................................          --             --      49,817      50          --        --         4,406
 Issuance of common stock to employees
   for options exercised ($.15 per
   share) in February, April, September
   and December 1995...................          --             --      33,321      33          --        --         4,964
 Issuance of common stock to employees
   ($1.50 per share) in August 1995 for
   cash................................          --             --      22,443      22          --        --        33,651
 Net income (loss).....................          --             --          --      --          --        --            --
                                         ----------   ------------   ---------   ------   --------   -------   -----------
BALANCES, December 31, 1995............   5,243,425   $ 13,433,482   1,146,421   $1,146    635,830   $ 2,963   $    (2,390)
                                         ==========   ============   =========   ======   ========   =======   ===========

                                          STOCKHOLDERS' (DEFICIT) EQUITY
                                         ---------------------------------
                                                                DEFICIT
                                                              ACCUMULATED
                                           TREASURY STOCK      DURING THE
                                         ------------------   DEVELOPMENT
                                         SHARES     AMOUNT       STAGE
                                         -------   --------   ------------
BALANCES, December 31, 1994............       --   $     --   $ (6,148,300)
 Issuance of warrants in March 1995, to
   purchase 149,998 shares of common
   stock, exercisable at $0.75 per
   share for five years, in connection
   with the issuance of debt, for a
   purchase price of $0.015 per
   warrant.............................       --         --             --
 Issuance of Series C preferred stock
   ($3.00 per share) in April 1995 in
   conversion of accrued interest of
   $41,950.............................       --         --             --
 Issuance of Series D preferred stock
   ($6.00 per share) in April 1995 for
   cash of $2,000,000 and conversion of
   debt of $1,797,732, net of offering
   costs of $28,819....................       --         --             --
 Issuance of warrants to purchase
   166,666 shares of common stock,
   exercisable at $1.50 per share for
   five years, in connection with the
   issuance of Series D preferred, in
   April 1995, for a purchase price of
   $.0015 per warrant..................       --         --             --
 Issuance of 90-day option to purchase
   166,667 shares of Series D preferred
   stock in April 1995, exercisable at
   $6 per share, in connection with the
   issuance of Series D preferred
   stock...............................       --         --             --
 Partial exercise of option ($6.00 per
   share) in August 1995 for Series D
   preferred stock.....................       --         --             --
 Issuance of Series E preferred stock
   ($6.00 per share) in June 1995 for
   cash of $1,500,000, net of offering
   costs of $28,963....................       --         --
 Issuance of warrants to purchase
   308,666 shares of Series E preferred
   stock in June 1995, exercisable at
   $6.00 per share for one year, in
   connection with the issuance of
   Series E preferred stock, for a
   purchase price of $.0015 per
   warrant.............................       --         --             --
 Purchase of 33,333 shares of treasury
   stock for $1.50 per share for cash
   from a founder, in August 1995......  (33,333)   (50,000)            --
 Issuance of common stock to employees
   for options exercised ($.09 per
   share) in August and December
   1995................................       --         --             --
 Issuance of common stock to employees
   for options exercised ($.15 per
   share) in February, April, September
   and December 1995...................       --         --             --
 Issuance of common stock to employees
   ($1.50 per share) in August 1995 for
   cash................................       --         --             --
 Net income (loss).....................       --         --     (3,341,984)
                                         -------   --------   ------------
BALANCES, December 31, 1995............  (33,333)  $(50,000)  $ (9,490,284)
                                         =======   ========   ============

  The accompanying notes to financial statements are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
      FOR THE PERIOD FROM INCEPTION (MARCH 22, 1991) TO DECEMBER 31, 1996

                                                                                STOCKHOLDERS' (DEFICIT) EQUITY
                                                MANDATORILY          -----------------------------------------------------
                                                REDEEMABLE
                                                CONVERTIBLE                                  OPTIONS AND
                                              PREFERRED STOCK           COMMON STOCK           WARRANTS        ADDITIONAL
                                         -------------------------   ------------------   ------------------     PAID-IN
                                           SHARES        AMOUNT       SHARES     AMOUNT    SHARES    AMOUNT      CAPITAL
                                         ----------   ------------   ---------   ------   --------   -------   -----------
 Balances December 31, 1995............   5,243,425   $ 13,433,482   1,146,421   $1,146    635,830   $ 2,963   $    (2,390)
 Issuance of Series D Preferred Stock
   ($6.00 per share) for cash..........      16,666        100,000          --      --          --        --            --
 Issuance of common stock for options
   exercised ($0.15 per share).........          --             --     216,396     216          --        --        32,243
 Issuance of warrants to purchase 8,625
   shares of Series C preferred stock,
   in March 1996, exercisable at $6 per
   share...............................          --             --          --      --       8,625        --            --
 Issuance of common stock for warrants
   exercised ($6.00 per share) in
   April...............................          --             --     308,666     309    (308,666)     (463)    1,852,150
 Issuance of common stock for warrants
   exercised ($1.50 per share) in
   April...............................          --             --     166,666     167    (166,666)     (250)      250,082
 Issuance of common stock for warrants
   exercised ($0.75 per share) in
   April...............................          --             --     145,137     146    (149,998)   (2,250)       63,627
 Conversion of Mandatorily Redeemable
   Preferred Stock into shares of
   common stock in May.................  (5,260,091)   (13,533,482)  5,260,091   5,260          --        --    13,528,222
 Issuance of common stock upon an
   Initial Public Offering, net of
   offering costs of $2,060,483........          --             --   2,200,000   2,200          --        --    21,037,317
 Issuance of common stock to employees
   for options exercised ($0.53 per
   share) in September 1996............          --             --          69      --          --        --            37
 Issuance of common stock to employees
   for options exercised ($0.38 per
   share) in October and December
   1996................................          --             --         460      --          --        --           175
 Issuance of common stock to employees
   for options exercised ($0.75 per
   share) in October 1996..............          --             --          50      --          --        --            38
 Issuance of common stock to employees
   for options exercised ($0.09 per
   share) in October 1996..............          --             --       3,666       4          --        --           326
 Net income (loss).....................          --             --          --      --          --        --            --
                                         ----------   ------------   ---------   ------   --------   -------   -----------
BALANCES, December 31, 1996............          --   $         --   9,447,622   $9,448     19,125   $    --   $36,761,827
                                         ==========   ============   =========   ======   ========   =======   ===========

                                          STOCKHOLDERS' (DEFICIT) EQUITY
                                         ---------------------------------
                                                                DEFICIT
                                                              ACCUMULATED
                                           TREASURY STOCK      DURING THE
                                         ------------------   DEVELOPMENT
                                         SHARES     AMOUNT       STAGE
                                         -------   --------   ------------
 Balances December 31, 1995............  (33,333)  $(50,000)  $ (9,490,284)
 Issuance of Series D Preferred Stock
   ($6.00 per share) for cash..........       --         --             --
 Issuance of common stock for options
   exercised ($0.15 per share).........       --         --             --
 Issuance of warrants to purchase 8,625
   shares of Series C preferred stock,
   in March 1996, exercisable at $6 per
   share...............................       --         --             --
 Issuance of common stock for warrants
   exercised ($6.00 per share) in
   April...............................       --         --             --
 Issuance of common stock for warrants
   exercised ($1.50 per share) in
   April...............................       --         --             --
 Issuance of common stock for warrants
   exercised ($0.75 per share) in
   April...............................       --         --             --
 Conversion of Mandatorily Redeemable
   Preferred Stock into shares of
   common stock in May.................       --         --             --
 Issuance of common stock upon an
   Initial Public Offering, net of
   offering costs of $2,060,483........       --         --             --
 Issuance of common stock to employees
   for options exercised ($0.53 per
   share) in September 1996............       --         --             --
 Issuance of common stock to employees
   for options exercised ($0.38 per
   share) in October and December
   1996................................       --         --             --
 Issuance of common stock to employees
   for options exercised ($0.75 per
   share) in October 1996..............       --         --             --
 Issuance of common stock to employees
   for options exercised ($0.09 per
   share) in October 1996..............       --         --             --
 Net income (loss).....................       --         --     (4,160,090)
                                         -------   --------   ------------
BALANCES, December 31, 1996............  (33,333)  $(50,000)  $(13,650,374)
                                         =======   ========   ============

  The accompanying notes to financial statements are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1994         1995         1996
                                                   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................  $(3,316,224) $(3,341,984) $(4,160,090)
  Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
     Depreciation and amortization...............     165,311      324,140      404,082
     Loss from operations of joint venture.......          --      164,136      669,025
     Interest expense paid in preferred stock....      28,274       41,950           --
     Common stock issued for research and
       development and general and administrative
       expenses..................................      18,706           --           --
     Preferred stock offering costs charged to
       expense...................................          --           --           --
     Changes in
       Accounts receivable.......................     (10,189)     (81,979)         452
       Inventory.................................      15,819      (28,937)         318
       Prepaid expenses and other assets.........     (17,519)     (83,932)       1,347
       Accounts payable..........................     (27,103)      54,318       90,095
       Accrued liabilities.......................     112,370      (20,774)     414,203
       Deferred revenue..........................          --           --      746,343
                                                   ----------   ----------   ----------
          Net cash used in operating
            activities...........................  (3,030,555)  (2,973,062)  (1,834,225)
                                                   ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities......  (8,084,879)  (8,326,912)  (25,717,811)
  Sale of available-for-sale securities..........   8,181,218    6,985,778   12,750,909
  Purchases of property and equipment............    (925,892)    (305,829)  (9,759,156)
  Construction in progress payables..............          --           --    2,043,294
  Issuance of notes receivable from founder......          --     (152,066)          --
  Payment of note receivable from founder........          --           --      152,066
  Investment in joint venture....................          --     (300,000)    (533,161)
  Patent costs...................................     (46,773)     (57,186)     (61,762)
                                                   ----------   ----------   ----------
          Net cash used in investing
            activities...........................    (876,326)  (2,156,215)  (21,125,621)
                                                   ----------   ----------   ----------

                                                    FOR THE PERIOD
                                                    FROM INCEPTION
                                                   (MARCH 22, 1991)
                                                   TO DECEMBER 31,
                                                         1996
                                                   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................  $    (13,650,374)
  Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
     Depreciation and amortization...............           965,039
     Loss from operations of joint venture.......           833,161
     Interest expense paid in preferred stock....            70,224
     Common stock issued for research and
       development and general and administrative
       expenses..................................            29,922
     Preferred stock offering costs charged to
       expense...................................             4,810
     Changes in
       Accounts receivable.......................           (91,716)
       Inventory.................................           (35,796)
       Prepaid expenses and other assets.........          (118,316)
       Accounts payable..........................           244,893
       Accrued liabilities.......................           572,012
       Deferred revenue..........................           746,343
                                                   ----------------
          Net cash used in operating
            activities...........................       (10,429,798)
                                                   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities......       (45,852,742)
  Sale of available-for-sale securities..........        30,750,362
  Purchases of property and equipment............       (11,609,543)
  Construction in progress payables..............         2,043,294
  Issuance of notes receivable from founder......          (152,066)
  Payment of note receivable from founder........           152,066
  Investment in joint venture....................          (833,161)
  Patent costs...................................          (167,302)
                                                   ----------------
          Net cash used in investing
            activities...........................       (25,669,092)
                                                   ----------------

  The accompanying notes to financial statements are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                  FOR THE
                                                                                                   PERIOD
                                                                                                    FROM
                                                                                                 INCEPTION
                                                                                                 (MARCH 22,
                                                           FOR THE YEAR ENDED DECEMBER 31,        1991) TO
                                                        -------------------------------------   DECEMBER 31,
                                                           1994         1995         1996           1996
                                                        ----------   ----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock...........  $2,474,522   $3,700,000   $   100,000   $ 9,947,662
  Proceeds from issuance of common stock..............      52,450       43,126    25,296,557    25,443,508
  Proceeds from issuance of convertible notes
     payable..........................................   1,000,000    1,797,732            --     3,497,732
  Proceeds from issuance of notes payable.............     287,552      384,434       190,929       862,915
  Payments on notes payable...........................     (13,587)    (108,650)     (255,960)     (378,197)
  Stock issuance costs................................     (58,871)     (57,782)   (2,060,483)   (2,243,410)
  Payments on capital lease...........................      (3,275)      (5,592)       (7,119)      (15,986)
  Purchase of treasury stock from founder.............          --      (50,000)           --       (50,000)
  Issuance of warrants to purchase common or preferred
     stock............................................          --        2,963            --         2,963
                                                        ----------   ----------   -----------   -----------
          Net cash provided by financing activities...   3,738,791    5,706,231    23,263,924    37,067,187
                                                        ----------   ----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................    (168,090)     576,954       304,078       968,297
CASH AND CASH EQUIVALENTS, beginning of period........     255,355       87,265       664,219            --
                                                        ----------   ----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period..............  $   87,265   $  664,219   $   968,297   $   968,297
                                                        ==========   ==========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..............................  $    3,915   $   30,683   $    52,672   $    87,270
                                                        ==========   ==========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Conversion of notes payable and related accrued
     interest to preferred stock......................  $1,028,274   $1,839,682   $        --   $ 3,585,820
                                                        ==========   ==========   ===========   ===========
  Property purchased under capital leases.............  $   17,805   $       --   $        --   $    17,805
                                                        ==========   ==========   ===========   ===========

  The accompanying notes to financial statements are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND DEVELOPMENT STAGE RISKS

     Bolder Technologies Corporation (the "Company") is a development-stage company that is currently involved in the design, development and marketing of new lead acid-based batteries based on its Thin Metal Film ("TMF") technology. The Company was incorporated in the state of Colorado on March 22, 1991 ("Inception") as Bolder Battery, Inc., and reincorporated as a Delaware corporation on November 19, 1993 and was subsequently renamed Bolder Technologies Corporation. Its activities to date have been primarily related to organization, raising capital, personnel recruitment, research and development, construction of its initial production line and marketing. The Company is located in Wheat Ridge, Colorado, and its customers to date are primarily United States companies and the United States government. Revenue recorded in 1995 and 1996 relates primarily to Small Business Innovation Research research and development agreements, a customer-funded research and development agreement and to sales of demonstration and evaluation units of the Company's product. The Company has not generated significant revenue from its battery product to date.

     The Company has incurred losses since its inception, and has an accumulated development stage deficit of $13,650,374 at December 31, 1996. The Company's operations are subject to certain development stage risks and uncertainties, some of which follow. The Company to date has not produced its battery in large volumes. The Company is currently testing and qualifying its commercial-volume production line; however such testing has not yet been completed. The Company must be able to produce its product in commercial quantities, and commercial acceptance of the Company's product will have to occur in the marketplace before the Company can attain successful operations. Further, during the period required to achieve successful operations, the Company may require additional financing which may not be available to it. The Company expects to incur significant losses in the future as it continues its research, product development efforts, and product testing and seeks to establish its manufacturing, sales and marketing capability. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Inventory

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist of the following as of December 31, 1995 and 1996:

                                                               1995         1996
                                                              -------      -------
Raw materials...............................................  $21,141      $35,796
Work-in-process.............................................   14,973           --
                                                              -------      -------
                                                              $36,114      $35,796
                                                              =======      =======

  Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

  Property and Equipment

     Property and equipment are stated at cost and depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which are three to seven years. Depreciation and amortization expense for the years ended December 1994, 1995 and 1996 and since Inception was $165,311, $318,061, $395,027 and $955,984, respectively. Maintenance and

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

repairs are expensed as incurred and improvements are capitalized. Leasehold improvements are capitalized and amortized over the shorter of the lease term or their estimated useful life.

  Patents

     The Company capitalizes direct, external costs associated with patent applications and filings. Costs associated with successful applications are amortized over fourteen years beginning with the date of issue. Capitalized costs are written off at such time as it becomes known that an application will not be successful or when a particular patent is deemed to no longer be of value.

  Available-for-Sale Securities

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt and equity securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with the unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported in a separate component of stockholders' equity.

     The Company's available-for-sale securities at December 31, 1995 and 1996, consist of United States Treasury bills and debt securities of United States government agencies and are classified as available-for-sale securities and reported at fair value. The fair market value of these securities approximates their amortized cost.

  Unaudited, Pro Forma Loss Per Common Share and Equivalent

     For the years ended December 31, 1994 and 1995, loss per share is not considered relevant as it differed materially from loss per common share and common equivalent share for the year ended December 31, 1996 as a result of the changes in the capital structure of the Company which occurred on the completion of its Initial Public Offering ("IPO") in May, 1996. Except as noted below, pro forma loss per common share and equivalents is computed using the sum of the weighted average number of shares of common stock (assuming conversion of the preferred stock had occurred on January 1, 1996). Common stock equivalent shares were not included as they are antidilutive, except as noted below. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices significantly below the public offering price during the twelve month period prior to the initial offering date (using the treasury stock method and the initial offering price of $10.50 per share) have been included in the calculation for periods prior to the IPO as if they were outstanding, regardless of whether they are antidilutive.

  Increase in Authorized Shares -- Reverse Stock Split

     In March 1996, the Board of Directors authorized an amendment to the Company's Restated Certificate of Incorporation that was effective May 3, 1996 (the "Effective Date"). The amendment increased the authorized shares of Common Stock to 25,000,000 shares and authorized the issuance of up to 5,000,000 of Preferred Stock, after canceling references to the series of Preferred Stock that were converted into Common Stock on the Effective Date. The amendment also authorized a 1.5 for

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1 reverse stock split. Common stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the 1.5 for 1 reverse stock split.

  Concentration of Credit Risk

     The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash and short-term investment balances with financial institutions in the form of demand deposits and United States Treasury notes, Treasury bills, and debt securities of agencies of the United States government.

     The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Its accounts receivable balances are primarily domestic, and are due from agencies of the United States government. The Company had two principal customers which accounted for approximately 91% of its total revenue for the year ended December 31, 1996, and 79% of its trade accounts receivable at December 31, 1996.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes and capital lease payable. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes and capital lease payable is estimated based on current rates available for similar debt with similar maturities and securities, and at December 31, 1996, approximates the carrying value.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (see Note 12).

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(3) AVAILABLE-FOR-SALE SECURITIES

     The following is a summary of available-for-sale securities as of December 31, 1995 and 1996:

                                                                 1995         1996
                                                              ----------   -----------
U.S. government agency debt securities......................  $       --   $ 6,020,303
U.S. Treasury notes.........................................          --     9,082,077
U.S. Treasury bills.........................................   2,135,478            --
                                                              ----------   -----------
                                                              $2,135,478   $15,102,380
                                                              ==========   ===========

     Unrealized gains and losses on available-for-sale securities were immaterial as of December 31, 1995 and 1996.

     The amortized cost of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities.

          Less than 1 year..................................  $15,102,380
                                                              -----------
          Total debt securities.............................  $15,102,380
                                                              ===========

(4) MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK

     The Company was authorized to issue 5,781,962 shares of mandatorily redeemable, convertible preferred stock. All shares of redeemable preferred stock were converted to common stock upon the IPO. Preferred stock issuances from Inception through the Effective Date, can be summarized as follows:

                                                                    DECEMBER 31,
                                                  -------------------------------------------------
                                                           1995                      1996
                                                  -----------------------   -----------------------
                                                   SHARES       AMOUNT       SHARES       AMOUNT
                                                  ---------   -----------   ---------   -----------
Preferred stock, $.001 par value,
  5,781,961 and 0 shares authorized,
    respectively, stated at redemption value --
       Series A convertible preferred stock,
         571,571 shares authorized, entitled to
         a preference in liquidation of
         $530,000...............................    571,564   $   530,000          --            --
       Series B convertible preferred stock,
         2,574,003 shares authorized, entitled
         to a preference in liquidation of
         $3,861,004.............................  2,574,003     3,861,004          --            --
       Series C convertible preferred stock,
         1,278,097 shares authorized, entitled
         to a preference in liquidation of
         $3,544,746.............................  1,181,574     3,544,746          --            --
       Series D convertible preferred stock,
         799,622 shares authorized, entitled to
         a preference in liquidation of
         $3,997,732.............................    666,284     3,997,732          --            --
       Series E convertible preferred stock,
         558,666 shares authorized, entitled to
         a preference in liquidation of
         $1,500,000.............................    250,000     1,500,000          --            --
                                                  ---------   -----------   ---------   -----------
                                                  5,243,425   $13,433,482          --            --
                                                  =========   ===========   =========   ===========

     Each share of Preferred Stock was convertible, at the option of the holder, into one share of common stock. The conversion rate was subject to adjustment based on a formula to prevent

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

dilution. Each share of Preferred Stock was automatically converted into common stock immediately prior to the closing of the IPO.

     In October 1992, the Company borrowed $700,000 from existing stockholders which was converted into 466,666 shares of Series B Preferred Stock in January 1993 for $1.50 per share.

     In April 1994, the Company borrowed $1,000,000 from existing stockholders, which was converted into 333,333 shares of Series C Preferred Stock in July 1994, for $3.00 per share.

     In March 1995, the Company borrowed $1,797,750 from existing stockholders (the "Notes"). The Notes and accrued interest were convertible into Series C Preferred Stock of the Company at a conversion price of $3.00 per share and were interest bearing at 12% per annum. If on or before the maturity date of the Notes (September 1995), the Company sold a new series of Preferred Stock (Series
D), with proceeds greater than $1,500,000 without regard to the conversion of the Notes, the principal of the Notes would be automatically converted into Series D on the same terms and conditions that the Series D was purchased, and the accrued interest would be converted into Series C. In connection with the issuance of the Notes, the Company also issued warrants to purchase 149,998 shares of the Company's common stock, exercisable at a price of $0.75 per share, at a purchase price of $.015 per warrant. The value of the warrants was determined to be immaterial. In April 1995, this Note and accrued interest thereon of $41,950 were converted to 299,618 shares of Series D and 13,979 shares of Series C, respectively.

     In April 1995, the Company received cash proceeds of $2,000,250 in connection with the issuance of 333,333 shares of Series D to an investor for $6.00 per share and warrants to purchase 166,667 shares of the Company's common stock, exercisable at $1.50 per share, at a purchase price of $.0015 per warrant. The Company also granted an option to an investor which, for a 90-day period, allowed the investor to purchase up to 166,667 additional shares of Series D of the Company at an exercise price of $6.00 per share. In August 1995, the investor exercised this option by purchasing 33,333 shares of the Company's Series D at $6.00 per share. The unexercised portion of this option expired.

     In August 1995, the Company repurchased from a founder of the Company 33,333 shares of the Company's common stock for $1.50 per share, its then fair market value. Such stock has been reflected as treasury stock in the accompanying balance sheet as of December 31, 1995.

     In January 1996, the Company issued an additional 16,666 shares of the Company's Series D Preferred Stock for $6.00 per share to an investor.

     Effective May 12, 1996 the outstanding shares of Redeemable Preferred Stock were converted into 5,260,091 shares of the Company's common stock in accordance with their terms.

     In connection with the original agreement with Johnson Controls Battery Group, Inc. ("Johnson Controls") a Wisconsin corporation, on June 26, 1995, Johnson Controls purchased 250,000 shares of the Company's Series E Preferred stock, which were converted into 250,000 shares of common stock at the time of the Company's initial public offering in May 1996. In addition Johnson Controls exercised warrants to purchase an additional 308,666 shares of Series E of the Company's preferred stock in April 1996 at an exercise price of $6.00 per share. The Series E Preferred Stock also was converted to common stock at the time of the Company's initial public offering.

(5) STOCKHOLDERS' EQUITY

     On May 6, 1996, the Company successfully completed an initial public offering of 2,200,000 shares of common stock at $10.50 per share. The Board of Directors authorized an amendment to the

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Company's Restated Certificate which increased the authorized shares of common stock to 25,000,000 shares and authorized issuance of up to 5,000,000 of Preferred Stock. The amendment was filed on May 3, 1996.

  Splits

     In August 1991, the Company declared a 1.17648 to 1 split of Series A. The Company also reduced the par value of its common stock and Series A from $0.01 per share to $0.0085 per share. Prior to November 1993, the Company was incorporated as a Colorado corporation. In November 1993, the Company reincorporated as a Delaware corporation. In connection therewith, each share of Colorado corporation common and preferred stock was converted into 2.75 shares of the corresponding Delaware corporation common and preferred stock. In addition, outstanding options to purchase shares of common stock in the Colorado corporation were adjusted to purchase 2.75 shares of common stock in the Delaware corporation. The Company also reduced the par value of its common and preferred stock to $0.001 per share.

     In March 1996, the Company declared a 1.5 for 1 reverse split, which was effective on May 3, 1996. All share and per share amounts listed in the accompanying financial statements and notes for all periods presented have been adjusted to reflect these stock splits.

  1996 Equity Incentive Plan

     In March 1996, the Company adopted the 1996 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan is a successor to, and restatement of, the Company's 1992 Incentive Stock Option Plan and its 1992 Non-Qualified Stock Option Plan (the "1992 Plans"). The Equity Incentive Plan provides for the following types of stock-based awards: incentive stock options for employees (including officers and employee directors); nonstatutory stock options for employees (including officers and non-employee directors), directors and consultants; and restricted stock purchase awards, stock bonuses and stock appreciation rights to employees (including officers and employee directors) and consultants. As of December 31, 1996, no grants of stock bonuses or stock appreciation rights have been made.

     The Company has reserved 1,080,836 shares of its Common Stock for future issuance under the Equity Incentive Plan at December 31, 1996.

  Employee Stock Purchase Plan

     In March 1996, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 40,000 shares of Common Stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months.

     Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors for at least 20 hours of service per week and are employed by the Company or a subsidiary of the Company designated by the Board for at least five months of service per calendar year. Employees who participate in an offering can have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. Subsequent to December 31, 1996, 10,085 shares of common stock were issued related to employee participation in 1996.

  Statement of Financial Accounting Standards No. 123 ("SFAS") 123

     SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25. The Company recorded no compensation expense during 1995 and 1996 related to APB 25. Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1995 and 1996, using the Black-Scholes pricing model and the following weighted average assumptions:

                                                                1995           1996
                                                              ---------      ---------
Risk-free interest rate.....................................       6.3%           6.1%
Expected dividend yield.....................................       0.0%           0.0%
Expected lives outstanding..................................  6.0 years      5.2 years
Expected volatility.........................................     51.71%         51.71%

     To estimate lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested and the Company had completed an initial public offering of its common stock. All options are initially assumed to vest. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The expected volatility was based on an approximation of the Company's volatility since its initial public offering. Actual volatility of the Company's common stock varies. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

     The total fair value of options granted was computed to be approximately $8,000 and $276,000 for the years ended December 31, 1995 and 1996, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $8,000 and $253,000 for 1995 and 1996, respectively.

     In addition to the options, there was approximately $29,000 of compensation related to the Purchase Plan. The shares were valued assuming a 51.71% volatility factor and a 5.0% risk free interest rate.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                                         1995         1996
                                                                      ----------   ----------
Net loss:  As reported.............................................   (3,341,984)  (4,160,090)
                                                                      ==========   ==========
           Pro forma...............................................   (3,349,984)  (4,413,090)
                                                                      ==========   ==========
EPS:       As reported (Note 2)....................................                     $(.48)
                                                                                   ==========
           Pro forma (Note 2)......................................                     $(.51)
                                                                                   ==========

     Weighted average shares used to calculate pro forma net loss per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of stock options from inception through December 31, 1996 is presented below:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               SHARES      PRICE
                                                              --------    --------
BALANCES, as of December 31, 1991...........................        --         --
  Granted...................................................   286,891     $ 0.12
                                                              --------
BALANCES, as of December 31, 1992...........................   286,891     $ 0.12
  Granted...................................................   501,405     $ 0.15
  Canceled..................................................       (66)    $ 0.15
                                                              --------
BALANCES, as of December 31, 1993...........................   788,230     $ 0.14
  Granted...................................................   392,553     $ 0.32
  Canceled..................................................  (116,501)    $ 0.15
  Exercised.................................................  (282,069)    $ 0.25
                                                              --------
BALANCES, as of December 31, 1994...........................   782,213     $ 0.19
  Granted...................................................   106,358     $ 1.41
  Canceled..................................................   (80,701)    $ 0.15
  Exercised.................................................   (83,138)    $ 0.12
                                                              --------
BALANCES, as of December 31, 1995...........................   724,732     $ 0.38
  Granted...................................................   494,399     $10.56
  Canceled..................................................  (110,740)    $ 0.63
  Exercised.................................................  (220,641)    $ 0.15
                                                              --------
BALANCES, as of December 31, 1996...........................   887,750     $ 6.07
                                                              ========
Weighted average fair value of options granted --
     1995...................................................               $ 0.79
                                                                           ======
     1996...................................................               $ 5.55
                                                                           ======

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about the options outstanding at December 31, 1996:

                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                    ------------------------------------   ----------------------
                                                   WEIGHTED
                                                    AVERAGE     WEIGHTED                 WEIGHTED
                                      NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
                                    OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
     RANGE OF EXERCISE PRICES       AT 12/31/96      LIFE        PRICE     AT 12/31/96    PRICE
     ------------------------       -----------   -----------   --------   -----------   --------
$.09-$.15.........................    184,537      6.8 years     $  .14       92,137      $ .13
$.38-$.75.........................    170,238      7.6 years        .40      157,283        .39
$1.50.............................     93,344      8.5 years       1.50       24,087       1.50
$6.00.............................    105,295      9.2 years       6.00           --         --
$10.50-$14.88.....................    334,336      9.6 years      12.65           --         --
                                      -------                                -------      -----
          Total...................    887,750      9.0 years       6.07      273,507      $ .40
                                      =======                                =======      =====

     As part of an employment agreement, during 1994 an executive purchased 133,333 shares of common stock at its fair market value of $0.375 per share. Such stock is restricted stock, and may be repurchased by the Company in certain circumstances.

(6) JOINT VENTURE AND LICENSE AGREEMENTS

     In June 1995, the Company and Johnson Controls formed a joint venture, Johnson Controls/Bolder LLC (the "Joint Venture"), to develop high volume manufacturing technology for TMF batteries, to commercialize the TMF technology and to promote the TMF technology in the hybrid electric vehicle market. In July 1996, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and Johnson Controls agreed to discontinue the Joint Venture and separately implement TMF battery manufacturing facilities to best meet the unique requirements of the markets addressed by each. This agreement to discontinue the Joint Venture was formalized on January 22, 1997, but made effective as of July 31, 1996. From inception until it was terminated, the Joint Venture was primarily engaged in the research and development of the manufacturing process for TMF batteries and did not generate any significant revenues. Assets and liabilities of the Joint Venture at the date of termination were considered to be the property of the Company, and the net assets attributable to Johnson Controls' ownership interest were considered to be advance payments on the technology transfer agreement entered into between the Company and Johnson Controls.

     From the inception of the Joint Venture, through the effective date of its termination, July 31, 1996, the Company accounted for its investment in the Joint Venture using the equity method, and recorded its share of the Joint Venture's losses. For the year ended December 31, 1995 and 1996, respectively, the Company recorded $164,136 and $669,025, of such losses ($833,161 from Inception). Subsequent to July 31, 1996, the Company recorded all of the expense related to the activities formerly conducted by the Joint Venture.

     Substantially all of the Joint Venture's research and development and general and administrative expenses represent charges from the Company and Johnson Controls for services provided to the Joint Venture. For the years ended December 31, 1995 and 1996, the Company charged $215,000 and $900,000, respectively, of such costs to the Joint Venture. Of the 1996 amounts, approximately $720,000 represent research and development charges and $180,000 represent general and administrative charges.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the termination of the Joint Venture and the restructuring of the relationship between the Company and Johnson Controls, the Company agreed to engage in technology transfer services which will allow Johnson Controls to deploy TMF technology in specified markets in commercial quantities. In exchange for services to be performed under the technology transfer agreement, the Company received Johnson Controls' interest in the net assets of the Joint Venture, and has recorded this amount as deferred revenue at December 31, 1996. Johnson Controls has also made a cash payment to the Company in 1997 in exchange for technology transfer services to be performed by the Company.

     In addition, the Company granted JCI a license to make and sell TMF batteries in markets related to auto/truck primary starting, hybrid electric vehicles, lawn and garden equipment starting, motorcycle starting and uninterruptible power supply. The Company will receive royalties on all units sold by Johnson Controls into these markets which incorporate the Company's TMF technology, subject to certain minimum royalties payable each year. The Company and Johnson Controls also entered into a cross supply agreement pursuant to which they will supply each other with TMF battery products.

(7) NOTES AND CAPITAL LEASE PAYABLE

     The Company has entered into a senior loan and security agreement (the "Agreement") whereby the Company may borrow, in one or more borrowings, an amount not to exceed $1,500,000 in the aggregate. At December 31, 1996, cumulative borrowings under the Agreement totaled $862,915. The Company has granted a first perfected security interest in certain of its equipment, machinery and fixtures as collateral to these borrowings. At December 31, 1996, the total remaining commitment under this Agreement is approximately $637,085.

     The notes payable under the Agreement at December 31, 1995 and 1996, bear interest at 10.01%, are due in varying dates through December 1998, and require monthly payments of principal and interest totaling $27,673.

     In connection with the Agreement, the Company issued warrants to the lender. Under the terms of the warrants, the lender may acquire up to 10,500 shares and 8,625 shares of the Company's Common Stock for $3.00 and $6.00 per share, respectively.

     The aggregate maturities of the notes and capital lease payable are as follows:

1997........................................................  $272,360
1998........................................................   180,960
1999........................................................    33,217
                                                              --------
                                                              $486,537
                                                              ========

(8) RELATED PARTY TRANSACTIONS

     During 1995, the Company entered into various notes receivable agreements totaling $150,000 with a founder of the Company. The notes bear interest at 6.04% per annum, the applicable Federal rate of interest at the date the note was signed. This amount was paid in full in May 1996.

     As discussed in Note 3, the Company has entered into various bridge loans provided by stockholders, which have been converted into preferred stock.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(9) COMMITMENTS AND CONTINGENCIES

     The Company leases its current office space under a month-to-month lease agreement. The Company has also entered into an eleven-year lease with two five-year renewal options for a new facility for its commercial-quantity battery production line which is currently under construction. The Company also leases certain office equipment under lease agreements which terminate in 1999. Future minimum commitments under these leases are as follows:

1997........................................................  $  422,428
1998........................................................     605,494
1999........................................................     601,592
2000........................................................     586,342
2001........................................................     553,896
Thereafter..................................................   2,989,100
                                                              ----------
                                                              $5,758,852
                                                              ==========

     Monthly rental payments for the Company's office space are approximately $13,000. Rent expense for the years ended December 31, 1994, 1995 and 1996 and from inception was $99,879, $158,341, and $167,726 and $503,711, respectively.

     The Company has entered into employment agreements with certain executives that provide for specified severance payments should the Company terminate the executive's employment with the Company, other than for cause. The amount to be paid is subject to reduction in certain circumstances.

     In February 1996, the JV committed to the construction of a commercial volume battery production line. The Company was required to contribute 50% of the capital required to fund such line. In July 1996, the Company assumed responsibility for 100% of the capital required to complete the construction of the production line. The estimated cost of construction of this line is $9,750,000. In addition to amounts recorded at December 31, 1996, the Company is committed to fund approximately $850,000 in 1997 related to this production line.

     The Company is subject to certain environmental and other regulations primarily administered by the United States Environmental Protection Agency and various state agencies. Management of the Company believes it has complied with all material aspects associated with these regulations.

     The Company is subject to various claims and business disputes in the ordinary course of business. Management does not anticipate that the ultimate outcome of these issues will have a material impact on the Company's financial position or results of operations.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(10) ACCRUED COMPENSATION AND OTHER ACCRUED LIABILITIES

     The components of accrued compensation and other accrued liabilities are as follows:

                                                                1995        1996
                                                              --------    --------
Accrued vacation............................................  $ 63,775    $ 86,262
Executive salaries payable..................................    19,328          --
Employee stock purchase plan payable........................        --      90,157
Property taxes payable......................................    18,000      33,674
Accrued commissions and bonuses.............................    14,018     264,000
Employee annuities payable..................................    11,211       4,192
Wages payable...............................................     4,926      10,116
Other.......................................................     8,687      65,747
                                                              --------    --------
                                                              $139,945    $554,148
                                                              ========    ========

(11) EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan under which eligible employees may defer up to 15% of their compensation. The Company may make matching contributions and discretionary contributions if approved by the Board of Directors. For 1994, 1995, 1996 and since inception, no employer matching or discretionary contributions were made to the Plan.

(12) INCOME TAXES

     From its inception, the Company has generated losses for both financial reporting and tax purposes. The Federal tax benefit of the net operating loss carryforward is approximately $4,500,000 as of December 31, 1996. This deferred tax asset related to this benefit has been fully offset by a valuation allowance as it does not satisfy the realization criteria set forth in SFAS No. 109, due to the Company's history of operating losses.

     For income tax return reporting purposes, the Company may utilize approximately $13,400,000 of net operating loss carryforwards which expire at various dates through the year 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. In addition, the Company has certain research and development credits available to it.

(13) SIGNIFICANT CUSTOMERS

     Below is a listing of major customers, each of which comprised more than 10% of revenue:

                                                             1995                 1996
                                                       -----------------   ------------------
                                                       AMOUNT    PERCENT    AMOUNT    PERCENT
                                                       -------   -------   --------   -------
United States Government SBIR Contract...............  $66,667     63%     $ 72,458     15%
Customer 2...........................................       --      --     $360,000     76%
Customer 3...........................................   33,596     32%           --      --

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
      3(i).1*            -- Amended and Restated Certificate of Incorporation of the
                            Company.
     3(ii).1*            -- Amended and Restated Bylaws of the Company.
         4.1             -- Reference is made to Exhibits 3(i).1 and 3(ii).1.
         4.2*            -- Specimen stock certificate.
        10.1*            -- Form of Indemnity Agreement between the Company and each of its Directors and executive officers, with related
                            schedule.
        10.2*            -- 1996 Equity Incentive Plan of the Company (the "Option
                            Plan"), including forms of options granted to employees
                            and non-employee Directors under the Option Plan.
        10.3**           -- Amendments to the Option Plan, dated December 11, 1996.
        10.4**           -- Amendments to the Option Plan, dated January 30, 1997.
        10.5*            -- 1996 Employee Stock Purchase Plan of the Company.
        10.6*            -- Employment Agreement between the Company and Daniel S.
                            Lankford, dated July 11, 1994.
        10.7*            -- Employment Agreement between the Company and William E.
                            Younkes, dated April 1, 1993.
        10.8*            -- Employment Agreement Amendment between the Company and
                            William E. Younkes, dated October 1, 1995.
        10.9*            -- Letter Agreement between the Company and Joseph F.
                            Fojtasek, dated February 13, 1996.
        10.10*           -- Promissory Note executed by Tristan E. Juergens, dated
                            November 1, 1995.
        10.11*           -- Promissory Note executed by Tristan E. Juergens, dated
                            August 29, 1995.
        10.12*           -- Stock Purchase Agreement between the Company and Tristan
                            E. Juergens, dated August 29, 1995.
        10.13*           -- Stock Award Agreement between the Company and Tristan E.
                            Juergens, dated August 31, 1995.
        10.14*           -- Stock Award Agreement between the Company and Robert F.
                            Nelson, dated August 31, 1995.
        10.15*           -- Stock Award Agreement between the Company and Sandra D.
                            Schreiber, dated August 31, 1995.
        10.16*           -- Stock Award Agreement between the Company and William E.
                            Younkes, dated August 31, 1995.
        10.17*           -- Note Purchase Agreement between the Company and certain parties named therein, dated April 19, 1994.
        10.18*           -- Series C Preferred Stock Purchase Agreement, dated July
                            19, 1994.
        10.19*           -- Supplemental Agreement to Series C Preferred Stock
                            Purchase Agreement between the Company and certain
                            parties named therein, dated September 30, 1994.
        10.20*           -- Note and Warrant Purchase Agreement between the Company and certain parties named therein, dated March 14, 1995,
                            including forms of Convertible Promissory Notes and Stock
                            Purchase Warrants issued to the parties.
        10.21*           -- Series D Preferred Stock Purchase Agreement between the
                            Company and certain parties named therein, dated May 24,
                            1995.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.22*           -- Guaranty Agreement between the Company and Steven Paul, dated May 24, 1995.
        10.23*           -- Stock Purchase Warrant issued to Freedom Ventures
                            Incorporated, dated May 24, 1995.
        10.24*           -- Letter Agreement among the Company, Harold Scott and
                            certain parties named therein, dated January 18, 1996.
        10.25*           -- Series E Preferred Stock Purchase Agreement between the
                            Company and Johnson Controls Battery Group, Inc. and
                            certain other parties named therein, dated June 26, 1995.
        10.26*           -- Purchasers and Principal Stockholder Agreement among the
                            Company, Tristan E. Juergens and certain other parties
                            named therein, dated June 26, 1995.
        10.27*           -- Warrant to Purchase Shares of Series E Preferred Stock
                            issued to Johnson Controls Battery Group, Inc., dated
                            June 26, 1995.
        10.28*           -- Joint Venture Agreement between the Company and Johnson
                            Controls Battery Group, Inc., dated June 26, 1995.
        10.29*           -- Johnson Controls/Bolder LLC Operating Agreement between the Company and Johnson Controls Battery Group, Inc.,
                            dated June 26, 1995.
        10.30*           -- BTC Johnson Controls License Agreement between the
                            Company and Johnson Controls Battery Group, Inc., dated
                            June 26, 1995.
        10.31*           -- Johnson Controls License Agreement between the Company
                            and Johnson Controls/Bolder LLC, dated June 26, 1995.
        10.32*           -- Johnson Controls JV Trade Name License Agreement among
                            the Company, Johnson Controls/Bolder LLC and Johnson
                            Controls Battery Group, Inc., dated June 26, 1995.
        10.33*           -- JV BTC/Johnson Controls License Agreement among the
                            Company, Johnson Controls Battery Group, Inc. and Johnson
                            Controls/Bolder LLC, dated June 26, 1995.
        10.34*           -- JV BTC/Johnson Controls Manufacturing and Supply
                            Agreement among the Company, Johnson Controls Battery
                            Group, Inc. and Johnson Controls/Bolder LLC, dated June
                            26, 1995.
        10.35***         -- Agreement among the Company, Johnson Controls Battery
                            Group, Inc. and Johnson Controls/Bolder LLC, dated as of
                            July 31, 1996.
        10.36***         -- Cross Supply Agreement between the Company and Johnson
                            Controls Battery Group, Inc., dated as of January 22,
                            1997.
        10.37*           -- Senior Loan and Security Agreement between the Company
                            and Phoenix Leasing Incorporated, dated July 29, 1994,
                            including forms of Warrants to Purchase Shares of Series
                            C Preferred Stock and Promissory Notes issued to Phoenix
                            Leasing Incorporated.
        10.38*           -- First Amendment to Purchase Agreement between the Company and Phoenix Leasing Incorporated, dated July 29, 1994.
        10.39*           -- Amendment to Purchase Agreement between the Company,
                            certain stockholders of the Company and Phoenix Leasing
                            Incorporated, dated March 25, 1996.
        10.40*           -- Warrant issued to Phoenix Leasing Incorporated, dated
                            March 25, 1996.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.41            -- Security Agreement between the Company and Transamerica
                            Business Credit Corporation, dated as of March 4, 1997,
                            including form of Promissory Notes issued to Transamerica
                            Business Credit Corporation.
        10.42*           -- Service Agreement between the Company and Chemical Waste
                            Management, Inc., dated October 19, 1993.
        10.43*           -- Lease Agreement between the Company and Jefferson Park
                            West, dated December 13, 1993.
        10.44*           -- Lease Agreement between the Company and Jefferson Park
                            West, dated November 14, 1994.
        10.45*           -- Agreement between the Company and Wright Industries,
                            dated March 5, 1996.
        23.1             -- Consent of Arthur Andersen LLP, Independent Auditors.
        27.1             -- Financial Data Schedule.

---------------

* Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-2500-D) and incorporated herein by reference.

** Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-8 (Registration 33-20989) and incorporated herein by reference.

*** Previously filed with the Commission as an exhibit to the Company's February 5, 1997 Form 8-K (File No. 0-28060) and incorporated herein by reference.

**** Previously filed with the Commission as an exhibit to the Company's
     Registration Statement on Form SB-2 (Registration No. 333-21753) and incorporated herein by reference.