Form 10QSB
period 1997-03-31
BOLDER TECHNOLOGIES CORP
filed 1997-05-14
CIK 1011108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______.


                         Commission File Number 0-28060

                        BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                        84-1166231
--------------------------------------------------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


                  4403 Table Mountain Drive, Golden, CO 80403
          (Address of principal executive offices including zip code)

                                 (303) 215-7200
              (Registrant's telephone number, including area code)

                        BOLDER Technologies Corporation,
                  5181 Ward Road, Wheat Ridge, Colorado 80033
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X    No
             ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock $.001 par value                9,464,207
      ----------------------------       ----------------------------
                (Class)                  (Outstanding at May 1, 1997)

                        BOLDER TECHNOLOGIES CORPORATION

                               TABLE OF CONTENTS

                                                                        PAGE NUMBER
                                                                        -----------
COVER PAGE                                                                   1

TABLE OF CONTENTS                                                            2

PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

          Condensed Balance Sheets as of  March 31, 1997 and
          December 31, 1996                                                  3

          Condensed Statements of Operations for the three-month
          periods ended March 31, 1997 and 1996, and the period
          from March 22, 1991 (inception) through March 31, 1997             4

          Condensed Statements of Cash Flows for the three-month
          periods ended March 31, 1997 and 1996, and the period
          from March 22, 1991 (inception) through March 31, 1997             5

          Notes to Condensed Financial Statements                            6

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                7

PART II.  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS                                         10

          ITEM 2. CHANGES IN SECURITIES                                     10

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES                           10

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       10

          ITEM 5. OTHER INFORMATION                                         10

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          10

SIGNATURES                                                                  11

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                                          MARCH 31,     DECEMBER 31,
                                                            1997            1996
                                                        ------------    ------------
ASSETS                                                   (UNAUDITED)
Current assets:
    Cash and cash equivalents                           $  2,372,302    $    968,297
    Short-term investments                                12,002,959      15,102,380
    Other current assets                                     553,231         193,717
                                                        ------------    ------------

TOTAL CURRENT ASSETS                                      14,928,492      16,264,394

Property and equipment, at cost, net                      13,669,925      10,679,539
Other assets, net                                            223,263         202,183
                                                        ------------    ------------

TOTAL ASSETS                                            $ 28,821,680    $ 27,146,116
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued liabilities            $  1,000,438    $    799,041
    Construction-in-process payable                             --         2,043,294
    Deferred revenue                                       3,544,209         746,343
    Notes and capital leases, current portion                637,459         272,360
                                                        ------------    ------------

TOTAL CURRENT LIABILITIES                                  5,182,106       3,861,038

Notes and capital leases, less current portion             2,135,846         214,177

Commitments and contingencies

Stockholder's equity:
    Common Stock, $.001 par value, 9,691,622 shares
      authorized; 9,463,005 and 9,447,622 shares
      issued at March 31, 1997 and December 31, 1996,
      respectively                                             9,463           9,448
    Treasury stock, $.001 par common stock, 33,333
      shares at March 31, 1997 and December 31, 1996         (50,000)        (50,000)
    Additional paid-in capital                            36,855,706      36,761,827
    Deficit accumulated during the development stage     (15,311,441)    (13,650,374)
                                                        ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                21,503,728      23,070,901
                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 28,821,680    $ 27,146,116
                                                        ============    ============

                             See accompanying notes

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             THREE MONTHS ENDED        FOR THE PERIOD
                                                  MARCH 31,            FROM INCEPTION
                                        ----------------------------   (MARCH 22,1991)
                                            1997            1996      TO MARCH 31, 1997
                                        ------------    ------------  -----------------
REVENUES
    Product sales                       $     37,758    $     11,948    $    129,589
    Research and development services        441,989            --           974,447
                                        ------------    ------------    ------------
                                             479,747          11,948       1,104,036

COST OF REVENUES                             140,418           9,333         382,505
                                        ------------    ------------    ------------
                                             339,329           2,615         721,531

OPERATING EXPENSES
    Research and development               1,018,234         583,092      10,722,595
    General and administrative             1,092,624         243,437       5,754,113
    Selling and marketing                     79,652          58,974         573,911
                                        ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS             (1,851,181)       (882,888)    (16,329,088)

OTHER INCOME (EXPENSE)
    Interest income                          206,273          32,703       1,220,386
    Interest expense                         (16,159)        (13,616)       (202,739)
                                        ------------    ------------    ------------

NET INCOME (LOSS)                       $ (1,661,067)   $   (863,801)   $(15,311,441)
                                        ============    ============    ============

    Income (loss) per common and
      common equivalent share           $      (0.18)
                                        ============

    Shares used in computing
      net income (loss) per common
      and equivalent share                 9,457,877
                                        ============


                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED        FOR THE PERIOD
                                                                           MARCH 31,            FROM INCEPTION
                                                                 ----------------------------   (MARCH 22,1991)
                                                                     1997            1996      TO MARCH 31, 1997
                                                                 ------------    ------------  -----------------
OPERATING ACTIVITIES
Net Loss                                                         $ (1,661,067)   $   (863,801)   $(15,311,441)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                      77,008          94,753       1,042,047
    Change in deferred revenue                                      2,797,866            --         2,797,866
    Other                                                                --              --           104,956
    Changes in operating assets and liabilities                      (158,116)         11,773       1,159,305
                                                                 ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 1,055,691        (757,275)    (10,207,267)
                                                                 ------------    ------------    ------------

INVESTING ACTIVITIES
    Purchase of short term investments                             (2,480,982)     (2,326,287)    (48,333,724)
    Sale of short term investments                                  5,580,403       2,569,587      36,330,765
    Purchases of property and equipment                            (3,064,519)        (27,545)    (14,674,062)
    Increase (decrease) in construction-in-process payable         (2,043,293)           --              --
    Repayment of notes receivable from founder                           --              --           152,066
    Issuance of notes receivable from founder                            --            (2,290)       (152,066)
    Patent costs                                                      (23,957)         (5,571)       (191,259)
                                                                 ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (2,032,348)        207,894     (26,868,280)
                                                                 ------------    ------------    ------------

FINANCING ACTIVITIES
    Proceeds from issuance of preferred stock                            --           100,000       9,947,662
    Proceeds from issuance of common stock                             93,894           9,973      25,537,402
    Proceeds from issuance of notes payable and capital leases      2,359,846            --         6,720,493
    Purchase of treasury stock from founder                              --              --           (50,000)
    Payments on notes payable and capital leases payable              (73,078)        (63,652)       (467,261)
    Stock issuance costs                                                 --              --        (2,243,410)
    Issuance of warrants to purchase common or preferred stock           --              --             2,963
                                                                 ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 2,380,662          46,321      39,447,849
                                                                 ============    ============    ============

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,404,005        (503,060)      2,372,302
Cash and cash equivalents, beginning of period                        968,297         664,219            --
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  2,372,302    $    161,159    $  2,372,302
                                                                 ============    ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest                                       $     12,320    $      9,358    $     46,918
                                                                 ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
    AND FINANCING ACTIVITIES
    Conversion of notes payable and related accrued
      interest to preferred stock                                $       --      $       --      $  3,585,820
                                                                 ============    ============    ============


    Property purchased under capital leases                      $       --      $       --      $     17,805
                                                                 ============    ============    ============



NOTE: UPON THE CLOSING OF THE COMPANY'S INITIAL PUBLIC OFFERING IN MAY, 1996,
      THE PREFERRED STOCK CONVERTED TO COMMON STOCK.



                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") for the three-month periods ended March 31, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of operating results to be expected for the full year.

     Net loss per share for periods prior to the Company's initial public offering is not considered relevant as it would differ materially from net loss per common share and common equivalent share given the changes in the capital structure of the Company (primarily the conversion of preferred stock to common stock) which occurred on the closing of the IPO in May 1996.

     The Company has received certain payments in connection with its new strategic partnership with Johnson Controls announced in February 1997. These payments, which have been recorded as deferred revenue, are consideration to the Company for certain services to be provided to JCI to transfer appropriate technical information to JCI as specified in the new agreement. The Company is recognizing revenue as services are performed.

     To enhance comparability between periods, the amount reported in the first quarter 1996 as loss from joint venture have been reclassified to research and development expense. This reclassification results from the termination in 1996 of the joint venture with Johnson Controls in connection with the new partnership, and the assumption of costs by the Company which were previously incurred by the joint venture.

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB No. 15"). SFAS No. 128 simplifies the requirements for reporting earnings per share ("EPS") by requiring companies only to report "basic" and "diluted" EPS. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 but requires retroactive restatement upon adoption. The Company will adopt SFAS No. 128 in the fourth quarter of 1997. The Company does not believe such adoption will have a material effect on either its previously reported or future results of operations.

                        BOLDER TECHNOLOGIES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 1996 Annual Report on Form 10-KSB filed in March 1997, as well as the Company's February 13, 1997 Prospectus, and the Company's reports on Form 8-K filed January 3, February 5, and March 17, 1997.

GENERAL

Since its inception in March 1991, BOLDER Technologies Corporation (the "Company") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMF") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. To date, the Company has produced more than 45,000 prototype TMF batteries. An aggregate of approximately 4,500 cells have been shipped to a total of 75 customers, primarily for evaluation. The Company is currently building commercial production facities for the manufacture of its TMF batteries, but has not yet manufactured cells in commercially viable quantities. The Company expects to generate revenues primarily from the sale of its TMF batteries.

In June 1995, the Company and Johnson Controls Battery Group, Inc. ("Johnson Controls") established a joint venture (the "Joint Venture") to develop high volume manufacturing technology for TMF batteries, to manufacture TMF batteries for both partners and to pursue HEV battery development opportunities for TMF batteries. In January 1997, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and Johnson Controls announced a new strategic partnership which replaced the Joint Venture effective as of July 1996. Under the terms of the new agreement, each party will separately implement TMF battery manufacturing facilities to best meet the unique requirements of the markets addressed by each.

In connection with the new agreement, BOLDER received a cash payment from Johnson Controls. BOLDER also received ownership of all of the tangible net assets of the Joint Venture. In return, BOLDER agreed to exchange certain technical information with Johnson Controls and granted Johnson Controls royalty-bearing licenses to allow Johnson Controls to sell TMF batteries in specified markets. (See "Business--Strategic Relationships" in the Form 10-KSB filed in March 1997.)

As noted in the 1996 Annual Report on Form 10-KSB, the Company has received notice from Johnson Controls disputing the scope of Johnson Control's license for the car and truck primary starting market. (See part II, Item 1, "Legal Proceedings" elsewhere herein.)

The Company believes that its results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

RESULTS OF OPERATIONS

Total revenues for the three-month period ended March 31, 1997, increased to $479,747 from $11,948 in the same period in 1996. The majority of the research and development services revenues of $441,989 resulted from the Company's recognition of revenue from services performed in connection with the technology transfer arrangement with Johnson Controls. A government funded development program provided a small portion of research and development services revenue in the first quarter of 1997. There were no research and development services revenue in the first quarter of 1996. Product revenues of $37,758 in the three-month period ended March 31, 1997 increased from the same period last year but are expected to remain at nominal levels until the beginning of high volume production later in 1997.

Cost of revenues increased to $140,418 from $9,333 for the three-month periods ended March 31, 1997 and 1996, respectively. Most of the increase in 1997 was associated with costs directly attributable to government or customer-funded development programs.

Research and development expenses increased to $1,018,234 from $583,092 for the three-month periods ended March 31, 1997 and 1996, respectively. The increase was primarily due to additional technical staff and related expenses as a result of the Company's expanded efforts to commercialize its sub-C cell and prepare for high volume manufacturing.

General and administrative expenses increased to $1,092,624 from $243,437 for the three-month periods ended March 31, 1997 and 1996, respectively. The increases in 1997 were due to recruiting and relocation expenses for additional technical staffing to support research and development activities, additional administrative staffing and added expenses for insurance, legal, and investor relations associated with becoming a public company. Also, included in 1997 expenses was approximately $210,000 of costs (printing, legal, and accounting) associated with the registration statement filed in February 1997 and withdrawn in May 1997.

Selling and marketing expenses increased to $79,652 from $58,974 for the three-month periods ended March 31, 1997 and 1996, respectively. These 1997 increases were primarily due to increased marketing and business development activities related to the Company's efforts to obtain purchase orders for delivery of product upon completion later in 1997 of the Company's first high-volume production line.

Interest income increased to $206,273 from $32,703 for the three-month periods ended March 31, 1997 and 1996, respectively. The increase in 1997 resulted primarily from investment of proceeds from the Company's IPO in May 1996.

Interest expense increased to $16,159 for the three months ended March 31, 1997 from $13,616 in the prior year, mainly due to increased levels of lease financing.

LIQUIDITY AND CAPITAL RESOURCES

From its inception through March 31, 1997, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $36.7 million from sales of these securities. At March 31, 1997, the Company's balances of cash, cash equivalents, and available-for-sale securities totaled $14.4 million, compared to $16.1 million at December 31, 1996.

On May 8, 1997, the Company announced it had signed a commitment letter for an equipment financing credit line from Transamerica Business Credit Corporation ("TBCC") of up to $8 million to finance BOLDER's first state-of-the-art, high volume manufacturing line. In addition, TBCC was granted a "Right of First Refusal" with respect to the next $15 million of equipment financing by BOLDER. Concurrently, on May 8, 1997, BOLDER announced it had withdrawn the Registration Statement on Form SB-2 which was filed on February 13, 1997.

As of March 31, 1997, the Company had made progress payments of $8.8 million to fund the construction of its first high-volume production line. In addition to amounts paid, the Company expects to incur additional costs related to this line of approximately $1.0 million. As a result of its recent agreement with Johnson Controls, the Company owns 100 percent of the first commercial high-volume production line and will pay 100 percent of the costs associated with the fabrication and installation of the line. The Company invested $3.1 million during the first quarter 1997 in leasehold improvements, machinery, equipment, and office furnishings to support its new facility and its development, production, sales, and administrative activities. The Company has financed $2.4 million of these first quarter 1997 capital additions through notes payable.

In addition to amounts paid through March 31, 1997, the Company expects to incur additional costs related to the completion of leasehold improvements in its new facility of approximately $2.0 million, for which the Company has received financing commitments of up to $1.5 million. The Company has entered into an 11-year lease agreement for this facility.

Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that its existing sources of liquidity and projected cash generated from future operations will satisfy the Company's capital requirements for approximately the next 12 months. To provide funds for future production lines, the Company will need to access additional sources of equity capital or debt. If these financing sources are not available, then the Company would likely delay the ramp-up of its second and subsequent fully-automated production lines. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

                        BOLDER TECHNOLOGIES CORPORATION

PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.

         As noted in the 1996 Annual Report on Form 10-KSB, the Company has received notice from Johnson Controls disputing the scope of Johnson Control's license for the car and truck primary starting market. In April 1997, the Company initiated an arbitration proceeding to resolve the dispute.

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

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

 ITEM 5. OTHER INFORMATION.

         None

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBIT     DESCRIPTIONS OF DOCUMENTS
             -------     -------------------------

               27        -- Financial Data Schedule.


         (b) During the first quarter ended March 31, 1997, the Company filed three reports on Form 8-K, dated January 3, February 5, and March 17, 1997, pursuant to Item 5 of such form.

                        BOLDER TECHNOLOGIES CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                      BOLDER Technologies Corporation


Date:   May 14, 1997                    By:  /s/ Daniel S. Lankford
     ------------------                    -----------------------------------
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

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
