Form 10QSB
period 1997-06-30
BOLDER TECHNOLOGIES CORP
filed 1997-08-13
CIK 1011108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from         to        .
                                        -------    -------

                         Commission File Number 0-28060

                        BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                                84-1166231
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)


                  4403 Table Mountain Drive, Golden, CO 80403
          (Address of principal executive offices including zip code)

                                 (303) 215-7200
              (Registrant's telephone number, including area code)
       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X              No
                       -----                -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock $.001 par value                         9,458,870
-----------------------------------------      -------------------------------
              (Class)                          (Outstanding at August 1, 1997)

                        BOLDER TECHNOLOGIES CORPORATION

                               TABLE OF CONTENTS

                                                                                                             PAGE NUMBER
                                                                                                             -----------
COVER PAGE                                                                                                         1

TABLE OF CONTENTS                                                                                                  2

PART I.        FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS

               Condensed Balance Sheets as of  June 30, 1997 and December 31, 1996                                 3

               Condensed Statements of Operations for the three- and six-month periods ended June 30, 1997 and 1996, and the period from March 22, 1991
               (inception) through June 30, 1997                                                                   4

               Condensed Statements of Cash Flows for the three- and six-month periods ended June 30, 1997 and 1996, and the period from March
               22, 1991 (inception) through June 30, 1997                                                          5

               Notes to Condensed Financial Statements                                                             6

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.                                                                          7

PART II.       OTHER INFORMATION

               ITEM 1.   LEGAL PROCEEDINGS.                                                                        11

               ITEM 2.   CHANGES IN SECURITIES.                                                                    11

               ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                                          11

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                      11

               ITEM 5.   OTHER INFORMATION.                                                                        12

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                                         12

SIGNATURES                                                                                                         13

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                                  JUNE 30,        DECEMBER 31,
                                                                    1997              1996
                                                               -------------      ------------
                                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                  $  5,381,050      $    968,297
     Short-term investments                                        8,214,682        15,102,380
     Other current assets                                            366,135           193,717
                                                                ------------      ------------
TOTAL CURRENT ASSETS                                              13,961,867        16,264,394

Property and equipment, at cost, net                              16,632,475        10,679,539
Other assets, net                                                    215,447           202,183
                                                                ------------      ------------
TOTAL ASSETS                                                    $ 30,809,789      $ 27,146,116
                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                   $  1,396,172      $    799,041
     Construction-in-process payable                                      --         2,043,294
     Deferred revenue                                              2,915,403           746,343
     Notes and capital leases, current portion                     1,034,770           272,360
                                                                ------------      ------------
TOTAL CURRENT LIABILITIES                                          5,346,346         3,861,038

Notes and capital leases, less current portion                     5,834,840           214,177

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 25,000,000 shares
          authorized; 9,489,207 and 9,447,622 shares issued
          at June 30, 1997 and December 31, 1996,
          respectively                                                 9,489             9,448
     Treasury stock, $.001 par common stock, 33,333
          shares at June 30, 1997 and December 31, 1996              (50,000)          (50,000)
     Additional paid-in capital                                   36,857,180        36,761,827
     Deficit accumulated during the development stage            (17,188,066)      (13,650,374)
                                                                ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                        19,628,603        23,070,901
                                                                ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 30,809,789      $ 27,146,116
                                                                ============      ============

                             See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                THREE MONTHS ENDED              SIX MONTHS ENDED          FOR THE PERIOD
                                                    JUNE 30,                        JUNE 30,              FROM INCEPTION
                                             -----------------------     ----------------------------    (MARCH 22, 1991)
                                             1997            1996             1997             1996      TO JUNE 30, 1997
                                             ----            ----             ----             ----      ----------------
REVENUES
  Product sales                        $      3,858     $     16,265     $     41,616     $     28,213     $    133,447
  Research and development services         718,233                -        1,160,222                -        1,692,680
                                       ------------     ------------     ------------     ------------     ------------
                                            722,091           16,265        1,201,838           28,213        1,826,127

COST OF REVENUES                            208,223            7,446          348,641           16,778          590,728
                                       ------------     ------------     ------------     ------------     ------------
                                            513,868            8,819          853,197           11,435        1,235,399

OPERATING EXPENSES
  Research and development                1,505,899          686,259        2,524,132        1,269,350       11,602,614
  General and administrative                861,426          507,451        1,954,052          750,888        6,412,388
  Selling and marketing                      80,240           62,232          159,891          121,206          650,022
                                       ------------     ------------     ------------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS            (1,933,697)      (1,247,123)      (3,784,878)      (2,130,009)     (18,262,785)

OTHER INCOME (EXPENSE)
  Interest income                           177,946          191,127          384,218          223,830        1,398,332
  Interest expense                         (120,874)         (12,132)        (137,032)         (25,748)        (323,613)
                                       ------------     ------------     ------------     ------------     ------------
NET INCOME (LOSS)                      $ (1,876,625)    $ (1,068,128)    $ (3,537,692)    $ (1,931,927)    $(17,188,066)
                                       ============     ============     ============     ============     ============
  Income (loss) per common and
     common equivalent share           $      (0.20)                     $      (0.38)
                                       ============                      ============
  Shares used in computing
     net income (loss) per common
     and equivalent share                 9,470,792                         9,468,415
                                       ============                      ============


                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED             FOR THE PERIOD
                                                                          JUNE 30,                 FROM INCEPTION
                                                                -----------------------------     (MARCH 22, 1991)
                                                                    1997             1996         TO JUNE 30, 1997
                                                                -----------      ------------     ----------------
OPERATING ACTIVITIES
Net loss                                                        $(3,537,692)     $ (1,931,927)     $(17,188,066)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                             235,932           193,230         1,200,971
          Recognition of deferred revenue                        (1,018,440)               --        (1,018,440)
          Other                                                          --                --           104,956
          Changes in operating assets and liabilities             3,626,711          (196,969)        4,944,132
                                                                -----------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (693,489)       (1,935,666)      (11,956,447)
                                                                -----------      ------------      ------------
INVESTING ACTIVITIES
     Purchase of short term investments                          (2,645,959)      (45,744,576)      (48,498,701)
     Sale of short term investments                               9,533,656        24,162,991        40,284,018
     Purchases of property and equipment                         (6,182,105)         (198,831)      (17,791,648)
     Increase (decrease) in construction-in-process payable      (2,043,293)               --                --
     Other                                                          (34,525)          143,934          (201,827)
                                                                -----------      ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (1,372,226)      (21,636,482)      (26,208,158)
                                                                -----------      ------------      ------------
FINANCING ACTIVITIES
     Proceeds from issuance of preferred stock                           --           100,000         9,947,662
     Proceeds from issuance of common stock                          95,394        23,673,983        25,538,902
     Proceeds from issuance of notes payable                      6,639,964                --        11,000,611
     Payments on notes payable and capital leases payable          (256,890)         (117,321)         (651,073)
     Stock issuance costs                                                --          (479,568)       (2,243,410)
     Other                                                               --                --           (47,037)
                                                                -----------      ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               6,478,468        23,177,094        43,545,655
                                                                -----------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              4,412,753          (395,054)        5,381,050
Cash and cash equivalents, beginning of period                      968,297           664,219                --
                                                                -----------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 5,381,050      $    269,165      $  5,381,050
                                                                ===========      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                     $   137,032      $     22,002      $    167,792
                                                                ===========      ============      ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
     AND FINANCING ACTIVITIES

Conversion of notes payable and related accrued interest to
     preferred stock                                            $        --      $         --      $  3,585,820
                                                                ===========      ============      ============
     Property purchased under capital leases                    $        --      $         --      $     17,805
                                                                ===========      ============      ============


NOTE:    UPON THE CLOSING OF THE COMPANY'S INITIAL PUBLIC OFFERING IN MAY,
          1996, THE PREFERRED STOCK CONVERTED TO COMMON STOCK.

                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1997 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") for the three- and six-month periods ended June 30, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of operating results to be expected for the full year.

Net loss per share for periods prior to the Company's initial public offering is not considered relevant as it would differ materially from net loss per common share and common equivalent share given the changes in the capital structure of the Company (primarily the conversion of preferred stock to common stock) which occurred on the closing of the IPO in May 1996.

The Company has received certain payments in connection with its new strategic relationship with Johnson Controls, Inc. ("JCI") announced in February 1997. These payments, which have been recorded as deferred revenue, are consideration to the Company for certain services to be provided to JCI to transfer appropriate technical information to JCI as specified in the new agreement. The Company is recognizing revenue as services are performed.

To enhance comparability between periods, the amounts reported in the three- and six-month periods ended June 30, 1996, as loss from joint venture have been reclassified to research and development and general and administrative expense. This reclassification results from the termination in 1996 of the joint venture with JCI in connection with the new strategic relationship, and the assumption of costs by the Company which were previously incurred by the joint venture.

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

                        BOLDER TECHNOLOGIES CORPORATION


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 1996 Annual Report on Form 10-KSB filed in March 1997, as well as the Company's February 13, 1997 Prospectus, and the Company's reports on Form 8-K filed January 3, February 5, March 17 and
May 8, 1997.


GENERAL

Since its inception in March 1991, BOLDER Technologies Corporation (the "Company" or "BOLDER") has been a development stage company, principally engaged in the research and development of its Thin Metal Film(TM) ("TMF") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. To date, the Company has produced more than 60,000 prototype TMF batteries. An aggregate of approximately 7,000 cells have been shipped to more than 80 customers, primarily for evaluation. In May, the Company moved to a new manufacturing facility and corporate headquarters in Golden, Colorado. Subsequent to the end of the second quarter, the Company received its first high volume production line from the vendor. BOLDER is now connecting various line modules, to be followed by testing, debugging, and qualification on site. The Company has not yet manufactured cells in commercially viable quantities. The Company expects to generate revenues primarily from the sale of its TMF batteries.

In June 1995, the Company and Johnson Controls, Inc. ("JCI") established a joint venture (the "Joint Venture") to develop high volume manufacturing technology for TMF batteries, to manufacture TMF batteries for both partners and to pursue hybrid electric vehicle battery development opportunities for TMF batteries. In February 1997, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and JCI announced a new strategic relationship which replaced the Joint Venture effective as of July 1996. Under the terms of the new agreement, each party will separately implement TMF battery manufacturing facilities to best meet the unique requirements of the markets addressed by each.

In connection with the new agreement, BOLDER received a cash payment from JCI. BOLDER also received ownership of all of the tangible net assets of the Joint Venture. In return, BOLDER agreed to provide certain services to transfer appropriate technical information to JCI as specified in the new agreement. The Company also granted JCI royalty-bearing licenses to allow JCI to sell TMF batteries in specified markets. (See "Business--Strategic Relationships" in the Form 10-KSB filed in March 1997.)

Subsequent to the February 1997 agreement, the Company received notice from JCI disputing the scope of JCI's license for emergency car and truck starting. Both companies announced resolution of the dispute on July 16, 1997. The amended agreement, which clarifies each parties' rights in the automotive engine starting and emergency jump-starting application, provides BOLDER with exclusive rights to the emergency jump-starting market until July 1999. At that time, JCI will receive a non-exclusive license to the emergency jump-starting market which will allow both companies to sell to that market. JCI maintains its exclusive license to sell to the automotive engine starting market which has been specifically defined as on-board engine starting, including emergency on-board starting.

The Company believes that its results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.


RESULTS OF OPERATIONS

Total revenues increased to $722,091 and $1,201,838 for the three- and six-month periods ended June 30, 1997, respectively, from $16,265 and $28,213 for the same periods in 1996. Slightly more than one-half of the $718,233 of research and development services revenues for the three-month period, and approximately two-thirds of the $1,201,828 for the six-month period ended June 30, 1997, resulted from the Company's recognition of revenue from services performed in connection with the technology transfer arrangement with JCI. The remainder of the research and development services revenues for the three- and six-month periods ended June 30,1997, resulted from a combination of both private customer-funded and government-funded new product development programs. There were no research and development services revenues in the first half of 1996.

Product revenues decreased slightly in the three-month period ended June 30, 1997, compared to the same period in 1996 and increased slightly for the six-month period ended June 30, 1997, compared to the 1996 period. Product revenues are expected to remain at nominal levels until the beginning of high volume production.

Cost of revenues increased to $208,223 and $348,641 for the three- and six-month periods ended June 30, 1997, respectively, from $7,446 and $16,778 during the same periods in 1996. Most of the increase in 1997 was associated with costs directly attributable to government or private customer-funded new product development programs.

Research and development expenses increased to $1,505,899 and $2,524,132 for the three- and six-month periods ended June 30, 1997, respectively, from $686,259 and $1,269,350 during the same periods in 1996. The increase was primarily due to additional technical staff and associated expenses and new manufacturing facility expenses related to the Company's expanded efforts to commercialize its sub-C cell and prepare to implement high volume manufacturing.

General and administrative expenses increased to $861,426 and $1,954,052 for the three- and six-month periods ended June 30, 1997, respectively, from $507,451 and $750,888 during the same periods in 1996. The increases in 1997 were due to recruiting and relocation expenses for additional technical staffing to support research and development activities, additional administrative staffing and added expenses for insurance, legal, and investor relations associated with becoming a public company. Also, included in 1997 expenses for the six-month period ended June 30, 1997, were approximately $210,000 of costs (printing, legal, and accounting) associated with the registration statement filed in February 1997 and withdrawn in May 1997.

Selling and marketing expenses increased to $80,240 and $159,891 for the three- and six-month periods ended June 30, 1997, respectively, from $62,232 and $121,206 for the same periods in 1996. These 1997 increases were primarily due to increased marketing and business development activities related to the Company's efforts to obtain new customers and purchase orders for future delivery of product upon completion of the Company's first high-volume production line.

Interest income decreased slightly to $177,946 from $191,127 for the three-month periods ended June 30, 1997 and 1996, respectively. The higher income level in 1996 resulted from larger cash balances from the investment of proceeds as a result of the Company's IPO during the period. For the six-month period ended June 30, 1997, interest income increased to $384,218 from $223,830 in the prior year. The increase was due to higher invested cash balances in the 1997 period, since the IPO had not yet occurred until May in the prior year.

Interest expense increased to $120,874 and $137,032 for the three- and six-month periods ended June 30, 1997, respectively, from $12,132 and $25,748 for the same periods in 1996. The increases in 1997 were due to increased levels of debt financing.


LIQUIDITY AND CAPITAL RESOURCES

From its inception through June 30, 1997, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $36.7 million from sales of these securities. At June 30, 1997, the Company's balances of cash, cash equivalents, and available-for-sale securities totaled $13.6 million, compared to $16.1 million at December 31, 1996.

On May 8, 1997, the Company announced it had expanded its equipment financing credit line with Transamerica Business Credit Corporation ("TBCC") by $8.0 million to a total of $13.0 million. The increase was intended to provide financing for BOLDER's first high volume manufacturing line. At June 30, 1997, the unused portion of the credit line available to the Company was approximately $6.0 million. In addition, TBCC was granted a "Right of First Refusal" with respect to the next $15 million of equipment financing by BOLDER.

As of June 30, 1997, the Company had made progress payments of $9.4 million to fund the construction of its first high-volume production line. In addition to amounts paid, the Company expects to incur additional costs related to this line of approximately $2.0 million. As a result of its recent agreement with JCI, the Company owns 100 percent of the first commercial high-volume production line and will pay 100 percent of the costs associated with the fabrication and installation of the line. The Company invested $2.6 million and $5.7 million during the second quarter and six-months ended June 30, 1997, respectively, in leasehold improvements, machinery, equipment, and office furnishings to support its new facility and its development, production, sales, and administrative activities. The Company has financed $4.3 million of these 1997 capital additions through notes payable.

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

               None

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

               None

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               The Annual Meeting of Stockholders was held on June 5, 1997. Proxies of the meeting were solicited by management; there was no solicitation in opposition to management's nominees for Class I Directors set forth in the Proxy Statement and all such nominees were elected. The stockholders also approved management's proposals to amend the Company's 1996 Equity Incentive Plan and to ratify the selection of Arthur Andersen LLP as independent accountants of the Company for the fiscal year ending December 31, 1997.

                    a) The following details the voting results with respect to each nominee for office, including the number of shares not voted at all (Not Present) and the proxies that brokers did not vote in full (Broker Non-voted):

                        Nominee                              Common Stock
                        -------                              ------------
                        Daniel S. Lankford
                                For                             8,151,726
                                Withhold/Abstain                   25,280
                                Not Present                     1,252,868
                                Broker Non-voted                        -
                                                                ---------
                                         TOTAL                  9,429,874

                        Nominee                               Common Stock
                        -------                               ------------
                        David L. Riegel
                                For                              8,152,865
                                Withhold/Abstain                    24,141
                                Not Present                      1,252,868
                                Broker Non-voted                         -
                                                                 ---------
                                         TOTAL                   9,429,874

                    b) The following details the voting results with respect to amending the Company's 1996 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 633,334 shares and to add provisions with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended:

                                For                              6,740,870
                                Against                            459,451
                                Withhold/Abstain                    11,805
                                Not Present                      1,252,868
                                Broker Non-voted                   964,880
                                                                 ---------
                                         TOTAL                   9,429,874

                    c) The following details the voting results with respect to ratifying the selection of Arthur
                    Andersen LLP as independent accountants for the fiscal year ending December 31, 1997:

                                For                              8,163,731
                                Against                              7,514
                                Withhold/Abstain                     5,761
                                Not Present                      1,252,868
                                Broker Non-voted                         -
                                                                 ---------
                                         TOTAL                   9,429,874

      ITEM 5.     OTHER INFORMATION.

                  None

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBIT  DESCRIPTIONS OF DOCUMENTS
                           -------  -------------------------

                             27     -- Financial Data Schedule.

                  (b) During the second quarter ended June 30, 1997, the Company filed one report on Form 8-K, dated May 8, 1997, pursuant to Item 5 of such form.

                        BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                  BOLDER Technologies Corporation




Date:   August 13, 1997               By:     /s/ Daniel S. Lankford
     ---------------------               ------------------------------------
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

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                         DESCRIPTION
 ------                         -----------
Exhibit 27             -- Financial Data Schedule