Form 10QSB
period 1997-09-30
BOLDER TECHNOLOGIES CORP
filed 1997-11-14
CIK 1011108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______ to _______.

                         Commission File Number 0-28060

                        BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                            Delaware                                            84-1166231
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

                  4403 Table Mountain Drive, Golden, CO 80403
          (Address of principal executive offices including zip code)

                                 (303) 215-7200
              (Registrant's telephone number, including area code)
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X              No
                     -----               -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock $.001 par Value                      9,464,805
   ----------------------------------------    ---------------------------------
                  (Class)                      (Outstanding at November 1, 1997)

                        BOLDER TECHNOLOGIES CORPORATION

                                                    TABLE OF CONTENTS

                                                                                                      PAGE NUMBER
                                                                                                      -----------
COVER PAGE                                                                                                 1

TABLE OF CONTENTS                                                                                          2

PART I.       FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS

              Condensed Balance Sheets as of September 30, 1997 and December 31, 1996                      3
              Condensed Statements of Operations for the three- and nine-month periods ended September 30, 1997 and 1996, and the period from March 22, 1991
              (inception) through September 30, 1997                                                       4

              Condensed Statements of Cash Flows for the three- and nine-month periods ended September 30, 1997 and 1996, and the period from March 22, 1991
              (inception) through September 30, 1997                                                       5

              Notes to Condensed Financial Statements                                                      6

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.                                                                   8

PART II.      OTHER INFORMATION

              ITEM 1.  LEGAL PROCEEDINGS.                                                                  12

              ITEM 2.  CHANGES IN SECURITIES.                                                              12

              ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                    13

              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                13

              ITEM 5.  OTHER INFORMATION.                                                                  13

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                   13

SIGNATURES                                                                                                 14

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                                                September 30,         December 31,
                                                                                    1997                  1996
                                                                                ------------          ------------
Assets                                                                           (Unaudited)
Current assets:
      Cash and cash equivalents                                                 $  1,896,305          $    968,297
      Short-term investments                                                       7,123,861            15,102,380
      Other current assets                                                           359,268               193,717
                                                                                ------------          ------------
Total current assets                                                               9,379,434            16,264,394

Property and equipment, at cost, net                                              18,413,224            10,679,539
Other assets, net                                                                    223,015               202,183
                                                                                ------------          ------------
Total assets                                                                    $ 28,015,673          $ 27,146,116
                                                                                ============          ============



Liabilities and stockholders' equity
Current liabilities:
      Accounts payable and accrued liabilities                                  $  1,936,761          $    799,041
      Construction-in-process payable                                                 99,388             2,043,294
      Deferred revenue                                                             2,312,625               746,343
      Notes and capital leases, current portion                                    1,067,875               272,360
                                                                                ------------          ------------

Total current liabilities                                                          5,416,651             3,861,038

Notes and capital leases, less current portion                                     5,541,295               214,177

Commitments and contingencies

Stockholders' equity:
      Common stock, $.001 par value, 25,000,000 shares
         authorized; 9,496,413 and 9,447,622 shares issued
         at September 30, 1997 and December 31, 1996,
         respectively.                                                                 9,496                 9,448
      Treasury stock, $.001 par common stock, 33,333
      shares at September 30, 1997 and December 31, 1996.                            (50,000)              (50,000)
      Additional paid-in capital                                                  36,924,152            36,761,827
      Deficit accumulated during the development stage                           (19,825,921)          (13,650,374)
                                                                                ------------          ------------

Total stockholders' equity                                                        17,057,727            23,070,901
                                                                                ------------          ------------

Total liabilities and stockholders' equity                                      $ 28,015,673          $ 27,146,116
                                                                                ============          ============



                             See accompanying notes

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED            FOR THE PERIOD
                                                    SEPTEMBER 30,                        SEPTEMBER 30,              FROM INCEPTION
                                            ----------------------------       -------------------------------      (MARCH 22, 1991)
                                                                                                                          TO
                                                1997             1996              1997                1996       SEPTEMBER 30, 1997
                                            -----------       ----------       -----------        ------------    ------------------
REVENUES
      Product sales                            $ 12,601          $ 5,204          $ 54,217            $ 33,417          $ 146,048
      Research and development services         678,494          198,631         1,838,716             198,631          2,371,174
                                            -----------       ----------       -----------        ------------      -------------
                                                691,095          203,835         1,892,933             232,048          2,517,222

COST OF REVENUES                                201,359           42,768           550,001              59,545            792,088
                                            -----------       ----------       -----------        ------------      -------------

                                                489,736          161,067         1,342,932             172,503          1,725,134

OPERATING EXPENSES
      Research and development                1,965,341          731,661         4,489,475           2,001,011         14,152,989
      General and administrative                978,340          514,831         2,932,390           1,323,470          7,724,429
      Selling and marketing                      98,651           72,673           258,542             136,129            663,098
                                            -----------       ----------       -----------        ------------      -------------

INCOME (LOSS) FROM OPERATIONS                (2,552,596)      (1,158,098)       (6,337,475)         (3,288,107)       (20,815,382)

OTHER INCOME (EXPENSE)
      Interest income                           168,593          315,336           552,812             539,166          1,566,924
      Interest expense                         (253,851)         (13,368)         (390,883)            (39,116)          (577,463)
                                            -----------       ----------       -----------        ------------      -------------

NET INCOME (LOSS)                           $(2,637,854)      $ (856,130)      $(6,175,546)       $ (2,788,057)     $ (19,825,921)
                                            ===========       ==========       ===========        ============      =============


      Income (loss) per common and
         common equivalent share                $ (0.27)         $ (0.09)          $ (0.65)            $ (0.33)
                                            ===========       ==========       ===========        ============

      Shares used in computing
         net income (loss) per common
         and equivalent share                 9,459,477        9,378,114         9,438,684           8,412,232
                                            ===========       ==========       ===========        ============



                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                 NINE MONTHS ENDED                FOR THE PERIOD
                                                                                   SEPTEMBER 30,                  FROM INCEPTION
                                                                           ---------------------------          (MARCH 22, 1991)
                                                                               1997           1996            TO SEPTEMBER 30, 1997
                                                                           ------------   ------------        ---------------------

OPERATING ACTIVITIES
Net loss                                                                   $ (6,175,546)  $ (2,788,057)           $ (19,825,921)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
      Depreciation and amortization                                             436,829        299,769                1,401,868
      Recognition of deferred revenue                                        (1,621,219)             -               (1,621,219)
      Other                                                                           -              -                  104,956
      Changes in operating assets and liabilities                             4,173,661       (334,526)               5,491,082
                                                                           ------------   ------------            -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (3,186,275)    (2,822,814)             (14,449,234)
                                                                           ------------   ------------            -------------

INVESTING ACTIVITIES
      Purchase of short term investments                                     (4,807,505)   (49,503,400)             (50,660,247)
      Sale of short term investments                                         12,786,024     29,831,358               43,536,386
      Purchases of property and equipment                                    (8,159,033)    (4,954,790)             (19,768,576)
      Increase (decrease) in construction-in-process payable                 (1,943,905)     3,351,846                   99,389
      Other                                                                     (46,305)       140,428                 (213,607)
                                                                           ------------   ------------            -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (2,170,724)   (21,134,558)             (27,006,655)
                                                                           ------------   ------------            -------------

FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                                       -        100,000                9,947,662
      Proceeds from issuance of common stock                                    200,899     23,673,983               25,644,407
      Proceeds from issuance of notes payable                                 6,639,965        190,929               11,000,612
      Payments on notes payable and capital leases payable                     (517,330)      (191,930)                (911,513)
      Stock issuance costs                                                      (38,527)      (479,720)              (2,281,937)
      Other                                                                           -              -                  (47,037)
                                                                           ------------   ------------            -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           6,285,007     23,293,262               43,352,194
                                                                           ------------   ------------            -------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            928,008       (664,110)               1,896,305
Cash and cash equivalents, beginning of period                                  968,297        664,219                        -
                                                                           ------------   ------------            -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  1,896,305   $        109            $   1,896,305
                                                                           ============   ============            =============




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                               $    390,882   $     34,768            $     473,804
                                                                           ============   ============            =============



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
      Conversion of notes payable and related accrued interest to
       preferred stock                                                     $          -   $          -            $   3,585,820
                                                                           ============   ============            =============



      Property purchased under capital leases                              $          -   $          -            $      17,805
                                                                           ============   ============            =============


NOTE: UPON THE CLOSING OF THE COMPANY'S INITIAL PUBLIC OFFERING IN MAY, 1996, THE PREFERRED STOCK CONVERTED TO COMMON STOCK.



                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997 (UNAUDITED)

         NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") for the three- and nine-month periods ended September 30, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of operating results to be expected for the full year.

The Company has received certain payments in connection with its new strategic relationship with Johnson Controls, Inc. ("JCI") announced in February 1997. These payments, which have been recorded as deferred revenue, are consideration to the Company for certain services provided to JCI to transfer appropriate technical information to JCI as specified in the new agreement. The Company is recognizing revenue as services are performed.

To enhance comparability between periods, the amounts reported in the three- and nine-month periods ended September 30, 1996, as loss from joint venture have been reclassified to research and development and general and administrative expense. This reclassification results from the termination in 1996 of the joint venture with JCI in connection with the new strategic relationship, and the assumption of costs by the Company which were previously incurred by the joint venture.

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

NOTE 2 - PRIVATE FINANCING COMPLETED OCTOBER 8, 1997

The Company completed a private financing of $16.8 million with a small group of investors, providing for the sale of 336,200 shares of Series A Convertible Preferred Stock at $50 per share. Net proceeds to the Company of approximately $15.7 million will be used for production facilities, product development, working capital and other general corporate purposes. The Series A Convertible Preferred Stock is convertible into shares of Common Stock after 60 days following the original issuance date of the Series A Preferred Stock at a conversion price of $15.00, subject to certain adjustments. Dividends are payable semi-annually at the annualized rate of 8 percent in cash or 9 percent in Common Stock, at the option of the Company.

                        BOLDER TECHNOLOGIES CORPORATION


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 1996 Annual Report on Form 10-KSB filed in March 1997, as well as the Company's February 13, 1997 Prospectus, and the Company's reports on Form 8-K filed January 3, February 5, March 17, and May 8, 1997.


GENERAL

Since its inception in March 1991, BOLDER Technologies Corporation (the "Company" or "BOLDER") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMFTM ") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. To date, the Company has produced more than 60,000 prototype TMF batteries. An aggregate of approximately 7,000 cells have been shipped to more than 80 customers, primarily for evaluation. In May, the Company moved to a new manufacturing facility and corporate headquarters in Golden, Colorado. In the third quarter, the Company received and installed its first high volume production line from the vendor. BOLDER is now testing, debugging, and qualifying the production line on site in Golden. The Company has not yet manufactured cells in commercially viable quantities. The Company expects to generate revenues primarily from the sale of its TMF batteries.

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

In connection with the new agreement, BOLDER received a cash payment from JCI. BOLDER also received ownership of all of the tangible net assets of the Joint Venture. In return, BOLDER agreed to provide certain services to transfer appropriate technical information to JCI as specified in the new agreement.
The Company also granted JCI royalty- bearing licenses to allow JCI to sell TMF batteries in specified markets. (See "Business--Strategic Relationships" in the Form 10-KSB filed in March 1997.)

Subsequent to the February 1997 agreement, the Company received notice from JCI disputing the scope of JCI's license for emergency car and truck starting.
Both companies announced resolution of the dispute on July 16, 1997. The amended agreement, which clarifies each parties' rights in the automotive engine starting and emergency jump-starting applications, provides BOLDER with exclusive rights to the emergency jump-starting market until July 1999. At that time JCI will receive a non-exclusive license to the emergency jump-starting market, which will allow both companies to sell to that market. JCI maintains its exclusive license to sell to the automotive engine starting market, which has been specifically defined as on-board engine starting, including emergency on-board starting.

The Company believes that its results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.


RESULTS OF OPERATIONS

Total revenues increased to $691,095 and $1,892,933 for the three- and nine-month periods ended September 30, 1997, respectively, from $203,835 and $232,048 for the same periods in 1996. Approximately 80 percent of the $678,494 of research and development services revenues for the three-month period, and approximately 70 percent of the $1,838,716 for the nine-month period ended September 30, 1997, resulted from the Company's recognition of revenue from services performed in connection with the technology transfer arrangement with JCI. The remainder of the research and development services revenues for the three- and nine-month periods ended September 30,1997, resulted from a combination of both private customer-funded and government-funded new product development programs. All of the research and development services revenue, in the three- and nine-month periods ended September 30, 1996, resulted from private customer-funded and government-funded new product development programs.

Revenues from product sales increased to $12,601 and $54,217 for the three- and nine-month periods ended September 30, 1997, respectively, from $5,204 and $33,592 for the same periods in 1996. Product revenues are expected to remain at nominal levels until the beginning of high volume production.

Cost of revenues increased to $201,359 and $550,001 for the three- and nine-month periods ended September 30, 1997, respectively, from $42,768 and $59,545 during the same periods in 1996. Most of the increase in 1997 was associated with costs directly attributable to government or private customer-funded new product development programs.

Research and development expenses increased to $1,965,341 and $4,489,475 for the three- and nine-month periods ended September 30, 1997, respectively, from $731,661 and $2,001,011 during the same periods in 1996. The increase was primarily due to additional technical staff and associated expenses and new manufacturing facility expenses related to the Company's expanded efforts to commercialize its sub-C cell and prepare to implement high volume manufacturing.

General and administrative expenses increased to $978,340 and $2,932,390 for the three- and nine-month periods ended September 30, 1997, respectively, from $514,831 and $1,323,470 during the same periods in 1996. The increases in 1997 were due to recruiting and relocation expenses for additional technical staffing to support research and development activities, additional administrative staffing and added expenses for insurance, legal, and investor relations associated with becoming a public company. Also, included in 1997 expenses for the nine-month period ended September 30, 1997, were approximately $210,000 of costs (printing, legal, and accounting) associated with the registration statement filed in February 1997 and withdrawn in May 1997.

Selling and marketing expenses increased to $98,651 and $258,542 for the three- and nine-month periods ended September 30, 1997, respectively, from $72,673 and $136,129 for the same periods in 1996. These

1997 increases were primarily due to increased marketing and business development activities related to the Company's efforts to obtain new customers for future delivery of product.

Interest income decreased to $168,593 from $315,336 for the three-month periods ended September 30, 1997 and 1996, respectively. The higher income level in 1996 resulted from larger cash balances in 1996 from the investment of proceeds as a result of the Company's IPO in May 1996. For the nine-month period ended September 30, 1997, interest income increased slightly in 1997 to $552,812 from $539,166 in the prior year. The increase was due to higher invested cash balances during January through April of 1997 (compared to 1996), offsetting lower cash balances during May through September of 1997 (compared to 1996) resulting from the May 1996 IPO.

Interest expense increased to $253,851 and $390,883 for the three- and nine-month periods ended September 30, 1997, respectively, from $13,368 and $39,116 for the same periods in 1996. The increases in 1997 were due to increased levels of lease and debt financing.


LIQUIDITY AND CAPITAL RESOURCES

From its inception through September 30, 1997, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $36.7 million from sales of these securities. At September 30, 1997, the Company's balances of cash, cash equivalents, and available-for- sale securities totaled $9.0 million, compared to $16.1 million at December 31, 1996.

On October 9, 1997, the Company announced it had completed a private financing of $16.8 million with a small group of investors, providing for the sale of 336,200 shares of Series A Convertible Preferred Stock at $50 per share. Net proceeds to the Company of approximately $15.7 million will be used for production facilities, product development, working capital and other general corporate purposes. Each share of the Company's Series A Convertible Preferred Stock is convertible by the investors into shares of Common Stock after 60 days following the original issuance date of the Series A Preferred Stock at a conversion price of $15.00, subject to certain adjustments.

The Company also has an equipment financing credit line with Transamerica Business Credit Corporation ("TBCC") to provide financing for BOLDER's first high volume manufacturing line. At September 30, 1997, the unused portion of the credit line available to the Company was approximately $6.0 million. In addition, TBCC was granted a "Right of First Refusal" with respect to the next $15 million of equipment financing by BOLDER.

As of September 30, 1997, the Company had made progress payments of $10.6 million to fund the construction of its first high-volume production line. In addition to amounts paid, the Company expects to incur additional costs related to this line of approximately $0.7 million. As a result of its recent agreement with JCI, the Company owns 100 percent of the first commercial high-volume production line and will pay 100 percent of the costs associated with the fabrication and installation of the line. The Company invested $0.6 million and $6.3 million during the third quarter and nine-months ended September 30, 1997, respectively, in leasehold improvements, machinery, equipment, and office furnishings to support its new facility and its development, production, sales, and administrative activities. The Company has financed $4.3 million of these 1997 capital additions through notes payable.

Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that its existing sources of liquidity and projected cash generated from future operations will satisfy the Company's capital requirements for at least the next 12 months. To provide funds for future production lines, the Company will need to access additional sources of equity capital or debt. If these financing sources are not available, then the Company would likely delay the ramp-up of its second and subsequent fully- automated production lines. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

                        BOLDER TECHNOLOGIES CORPORATION

PART II.         OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS.

                 The Company has been named in an action filed in Jefferson County District Court on October 16, 1997 by the Company's former landlord, Jefferson Park West, a Colorado Joint Venture ("Jefferson Park"), arising out of a dispute between Jefferson Park and the Company related to the Company's occupation of its former facility in Wheat Ridge, Colorado. In its complaint Jefferson Park alleges that the Company owes Jefferson Park $65,000 in back rent and that the Company is liable for the costs of remediation and clean-up of lead dust on the premises. Management believes that the resolution of this claim will not have a material adverse effect on the Company's business, results of operations, and financial condition.

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

     ITEM 2.     CHANGES IN SECURITIES.

                 On October 8, 1997, the Company closed a private placement of its Series A Convertible Preferred Stock in which it sold 336,200 shares of Series A Convertible Preferred Stock at $50.00 per share. The Company received an aggregate of approximately $16.8 million ($15.7 million net of placement fees and expenses) from the transaction.

                 BT Alex. Brown, Incorporated served as the placement agent for the private placement. In consideration for such services, the Company paid Alex. Brown placement fees of $888,600 and issued a warrant to Alex. Brown exercisable for 30,641 shares of Common Stock at an exercise price of $14.50 per share.

                 The private placement was not registered under the Securities Act of 1933, as amended (the "Securities Act"), and was made in reliance upon Rule 144A under the Securities Act. The securities were sold only to "qualified institutional buyers" as such term is defined in Rule 144A.

                 Dividends on the Series A Convertible Preferred Stock are payable, at the Company's option, in cash or common stock at an annual rate of $4.00 (8%) per share to the extent paid in cash and $4.50 (9%) per share to the extent paid in common stock. Shares of Series A Convertible Preferred Stock are convertible into common stock at a conversion price of $15.00, subject to adjustment under certain circumstances. The Series A Convertible Preferred Stock may be redeemed at the option of the Company under certain circumstances after October 8, 1999 and will be subject to mandatory redemption on October 8, 2002. In each case, the redemption price will be $50.00 per share, payable in cash or common stock at the Company's option. The Company has agreed to use its reasonable best efforts to file a registration statement to cover the resale of the Series A Convertible Preferred
                 Stock and the underlying common stock.

                 The net proceeds of the private placement will be used for production facilities, product development, working capital and other general corporate purposes.

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                 None

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 None

     ITEM 5.     OTHER INFORMATION.

                 None

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a)    EXHIBIT     DESCRIPTIONS OF DOCUMENTS
                        -------     -------------------------

                          27        -- Financial Data Schedule.

                 (b) During the third quarter ended September 30, 1997, the Company filed no report on Form 8-K.

                        BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                                 BOLDER Technologies Corporation




Date:     November 13, 1997                      By:  /s/ Daniel S. Lankford
          -----------------                         ----------------------------
                                                         Daniel S. Lankford
                                                         Chairman and Chief
                                                          Executive Officer



                                                 By:   /s/ Joseph F. Fojtasek
                                                    ---------------------------
                                                         Joseph F. Fojtasek
                                                      Vice President and Chief
                                                          Financial Officer
                                                        (Principal Financial
                                                       and Accounting Officer)

                                 EXHIBIT INDEX


   EXHIBIT NO.     DESCRIPTION
   -----------     -----------

       27          Financial Data Schedule.