Form 10KSB
period 1997-12-31
BOLDER TECHNOLOGIES CORP
filed 1998-03-31
CIK 1011108

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997,
                                             OR
[ ]                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28060
                             ---------------------

                        BOLDER TECHNOLOGIES CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      84-1166231
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)
          4403 TABLE MOUNTAIN DRIVE                                80403
                  GOLDEN, CO                                     (Zip Code)
   (Address of principal executive offices)

                                 (303) 215-7200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq Stock Market (National Market) on February 28, 1998 was $40,762,992.

     The number of shares of Common Stock outstanding as of February 28, 1998 was 9,476,415.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement to be filed not later than 120 days after December 31, 1997, in connection with the Registrant's 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

================================================================================



                                TABLE OF CONTENTS



                                                                                                          PAGE
                                                                                                          ----
PART I

Item 1.    Business.........................................................................................4

Item 2.    Properties......................................................................................20

Item 3.    Legal Proceedings...............................................................................20

Item 4.    Submission of Matters to a Vote of Security Holders.............................................20



PART II

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters...........................21

Item 6.    Selected Financial Data.........................................................................22

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........23

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......................................23

Item 8.    Financial Statements and Supplementary Data.....................................................27

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............27



PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................28

Item 11.   Executive Compensation..........................................................................28

Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................28

Item 13.   Certain Relationships and Related Transactions..................................................28



PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ................................29



                                     PART I

ITEM 1.  BUSINESS

NOTE CONCERNING FORWARD-LOOKING INFORMATION

         This Annual Report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Key factors that may have a direct bearing on the Company's results include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed in the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3 filed on December 5, 1997, as amended through February 19, 1998 (the "Registration Statement"). Any forward-looking statements speak only as of the date such statements are made.

INTRODUCTION

         BOLDER is an energy technology company that is developing and commercializing advanced, high power, rechargeable battery systems based on its patented thin metal film ("TMF(R)") technology. The Company's TMF battery uses proven lead acid electrochemistry in a proprietary configuration that has higher power density than any other commercially available battery system. The Company believes that its TMF batteries, when manufactured in commercial quantities, can substantially replace NiCd batteries in many high power applications and can become the battery of choice for certain applications currently powered by traditional lead acid batteries. The Company believes that the combination of the following characteristics of its prototype TMF battery systems offers advantages over commercially available rechargeable batteries in a broad range of current and future applications:

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

         Cost Effective. TMF batteries are manufactured using inexpensive, readily available raw materials. In addition, the Company believes its high volume manufacturing process under development will be cost effective when fully operational.

         No Memory Effect. TMF batteries do not suffer from the memory effect that reduces the capacity of nickel cadmium ("NiCd") batteries if they are partially discharged and recharged repeatedly.

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

         Cool Operation. High power operation of batteries typically generates significant heat that must be accommodated in the design of products such as standby power systems or professional power tools. The low impedance of TMF batteries greatly reduces the amount of heat generated by the battery, thus simplifying product design.

         Multiple Form Factors. TMF batteries may be built in a number of form factors, including spiral wound and prismatic, or flat, cells that can be used in a wide range of applications. For example, the Company has manufactured prototype 1/16-inch thick prismatic cells that may be suitable for small format consumer electronic devices and prototype 5 Ah spiral wound cells suitable for very high power applications such as professional power tools.

         Easy to Recycle. Environmental concerns have made recycling of batteries increasingly important. Unlike many existing and emerging battery technologies, TMF batteries are readily handled by the well developed recycling process that is currently used to recycle approximately 90 percent of the lead acid batteries in the United States.

         The Company has focused its initial product development efforts on its sub-C cell, which is compatible with a widely used NiCd form factor, and is currently engaged in product development efforts for new form factors such as the prismatic, or flat, cell suitable for consumer electronics and the 5 Ah spiral wound cell suitable for very high power applications such as professional power tools and hybrid electric vehicles. These efforts have been primarily funded by both commercial and governmental sources. The Company has produced over 69,000 prototype TMF batteries in its semi-automated pilot production facility and during 1997 occupied a new manufacturing facility, located in Golden, Colorado. This facility has been designed to accommodate five production lines and two research and development lines, as well as all of the Company's other operations. The Company contracted with Wright Industries to manufacture the first line, which will produce sub-C cells. The qualification of the Company's first high-volume production line is proceeding more slowly than originally anticipated due to the late delivery and installation of equipment and the time involved in initial debugging of the line. The Company has now completed installation of its first manufacturing production line, completed certain key modifications, and demonstrated the fundamental mechanical functionality of the entire line. The Company is continuing the debug and validation of the production line. Additional modifications will likely be required to fully realize the designed production capacity of this line. BOLDER expects to complete the production readiness of the line and begin generating commercial revenues during 1998.

         An integral part of the Company's strategy is to work with OEM customers and strategic partners to develop market opportunities and leverage its resources. For example, Bolder intends to channel a significant portion of its sales through value added partners ("VAPs"), and the Company has established agreements with six VAPs to market TMF batteries throughout North America and Europe. The Company believes that VAP sales will provide attractive margins for the Company and will help the Company develop new applications and market segments. In addition, the Company has a broad strategic relationship with Johnson Controls, Inc. ("Johnson Controls"), one of the world's leading suppliers of automotive batteries.

         BOLDER Technologies Corporation was incorporated in Colorado in 1991 and reincorporated in Delaware in 1993. The Company's executive offices are located at 4403 Table Mountain Drive, Golden, Colorado 80403, and its telephone number is (303) 215-7200.

MARKET OVERVIEW

         Industry sources estimate that the world market for rechargeable batteries in 1995 was between $14 and $16 billion. Demand for rechargeable batteries is being driven by the growing use of portable power tools and appliances, portable electronics such as cellular telephones and laptop computers, the increasing importance of standby power for critical systems, and the increasing demands of the automotive industry.

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

                EXISTING APPLICATIONS FOR RECHARGEABLE BATTERIES

PORTABLE TOOLS AND APPLIANCES              STANDBY POWER                             ENGINE STARTING

Portable Power Drills                      Computer Uninterruptible Power            Automotive Starting
Portable Electric Saws                          Supplies                             Gasoline Powered Lawn
                                                                                           Mowers
Electric Powered Lawn Mowers               Point of Sale Terminals                   Power Boats
Weed Whackers                              ATM Terminals                             Jet Skis
Grass Trimmers                             Telecommunications Equipment              Snowmobiles
Other Power Tools                          Very Small Standby Power Systems          Snowblowers
Razors                                                                               Motorcycles
Toothbrushes                                                                         Small Engine Starting
                                                                                     Portable Generator Sets
                                                                                     Tractors
                                                                                     Emergency and Auxiliary
                                                                                            Starting Equipment

MILITARY AND AEROSPACE                     ELECTRONICS                               OTHER APPLICATIONS

Airplane Starting                          Portable Audio/Video Equipment            Photographic Equipment
Weapons                                    Portable Computers                        Toys
Transport Systems                          Cellular Phones
                                           Portable Patient Monitoring
                                                Equipment

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

STRATEGY

         The Company's objective is to become a major supplier of innovative rechargeable batteries. The Company's strategies for achieving this objective include the following:

         Manage and Accelerate Production Ramp-Up. The Company believes that its long-term success will in part be determined by the quality of the products it initially introduces to the market. To ensure that products meet customer expectations of performance and quality, the Company is carefully qualifying its high volume production process and is conducting extensive tests and statistical analyses. The Company intends to carefully control the production ramp-up process and limit initial production quantities to guarantee consistent delivery of reliable products. The Company's production ramp-up efforts include the planned implementation of its first high volume manufacturing production line in 1998. Once the reliability and stability of the production line is fully established, the Company intends to ramp-up commercial manufacturing capacity to meet anticipated demand for TMF batteries.

         Target Markets Where TMF Technology is Most Advantageous. During the first years of commercial production, the Company believes it will have limited production capacity relative to the ultimate potential demand for its products. The Company is initially entering those markets where TMF products offer the greatest performance advantage over competitive battery technologies (primarily based on very high power density), and therefore can command attractive margins. Initial target markets include emergency jump-starting systems, standby power systems, professional photography equipment, small and portable generator starting and other small engine starting. The Company intends to subsequently expand its focus to include other applications such as portable tools and appliances, electronics and medical products where other attributes of the Company's TMF technology such as multiple form factors, fast recharge, lack of memory effect or low cost provide performance advantages over competitive battery technologies.

         Manage Channels to Optimize Margins and Market Development. The Company has, and will continue to establish, direct relationships with major OEM customers. In addition, the Company intends to channel a significant portion of its initial production of TMF batteries through a network of VAPs. The Company believes that sales to VAPs can provide significantly higher margins than direct sales to OEMs and can help the Company develop new applications and market segments.

         Partner with Key OEMs to Define, Test and Introduce Products. The Company is seeking to maximize the development potential and shorten the sales cycle for its TMF batteries by working with a limited number of OEMs in targeted market segments. These OEM customers have helped and will continue to help to derive the specifications for some of the Company's initial products by providing useful feedback throughout the development process. The Company hopes to continue to capitalize on this early interaction with customers to design additional battery products, which it believes will replace competitive battery technologies and satisfy the OEMs' rigorous performance criteria. The Company has entered into agreements with customers for the development of specific products.

         Use Precision Process Control and Advanced Analytical Tools to Improve Performance and Cost. The Company is committed to improving process efficiency, enhancing product quality and performance and reducing manufacturing costs through the use of advanced process controls and analytical tools. The Company uses sophisticated process controls to capture multiple data points throughout the manufacturing process. The Company uses these data points to evaluate, control and improve the manufacturing process in real time, to optimize and improve product performance and to reduce product cost. The Company believes that the resulting improvements in product performance and cost will allow it to significantly expand the addressable market over time.

         Aggressively Leverage, Grow and Protect the Technology Base. The Company considers its product and process technology to be one of its most valuable assets. This technology is applicable to a wide range of battery products in both spiral wound and prismatic (flat) formats. The Company intends to fully exploit this technology by developing new products based on market need. The Company has been developing new prismatic and spiral wound products using both government and customer funding. The Company aggressively protects and intends to grow its technology base through its established program for intellectual property documentation and protection. The Company has five issued patents in the U.S. and a number of pending patents in the U.S., Europe and Japan. In addition, the Company holds significant trade secrets in the area of product and process technology.

         Use Strategic Relationships to Leverage Company Resources. The Company is using, and plans to continue to use, strategic relationships to access funding, research and development, marketing and other resources and to develop specific markets. For example, the Company has agreements with six VAPs that provide for, among other things, marketing and distribution of the products throughout North America and Europe. In addition, the Company has a strategic relationship with Johnson Controls, one of the world's leading suppliers of automotive batteries. The Company expects to access certain markets for TMF batteries through license rights it has granted to Johnson Controls. The Company is currently exploring other strategic relationships as a means of entering foreign markets or specialized markets such as military and aerospace.

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

         EXISTING APPLICATIONS. The following are market applications for the Company's TMF batteries:

         Standby Power. Standby power systems, also known as uninterruptible power supplies ("UPS"), provide assured sources of power for critical systems such as computers, point of sale terminals, telecommunications equipment and medical equipment by seamlessly switching to battery power when commercial power fails. Some very large systems use batteries to carry the load for a short period of time while a diesel or turbine powered generator comes up to speed. Given the increased dependence on critical electronic systems, the market for standby power is growing. According to a 1995 industry survey, it was estimated that the United States market for batteries used in standby power would be $215 million in 1996, and is expected to grow to approximately $293 million by 2000. The standby power market is exclusively powered by traditional lead acid batteries.

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

         Engine Starting. According to a 1995 industry survey, it was estimated that approximately 93.6 million engine-starting batteries would be sold in the United States in 1996, which, based upon current prices, indicates that the market size is approximately $3 billion. Engine starting applications include: car and truck starting, motorcycles, gasoline powered lawn mowers, power boats, jet skis, snowmobiles, snowblowers, small engine starting and portable generator sets. Traditional lead acid batteries are used to power these applications.

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

         Emergency and Auxiliary-Starting Systems. This segment includes batteries for all types of external starting systems used for emergency starting of cars and trucks, ramp starting of aircraft, and starting engines for a variety of military equipment. Traditional lead acid batteries are currently used to power these applications. The Company believes that the compact, high power capability of TMF batteries may make them an attractive alternative for applications in this market segment. BOLDER has exclusive rights to the emergency jump-starting market until July 1999. Thereafter, Johnson Controls will receive a non-exclusive license to make TMF batteries for emergency jump-starting applications for cars, trucks, motorcycles and lawn and garden equipment.

         Portable Tools and Appliances. Battery powered tools, portable household appliances and lawn and garden equipment require batteries with high power density to drive electric motors. For example, battery powered electric drills can draw up to 70 amps of electricity while drilling a hole. According to a 1995 industry survey, it was estimated that $147 million worth of NiCd and lead acid batteries would be used in the United States in power tools and appliances in 1996, and the demand is expected to increase to $167 million by 2000. These applications are currently predominantly powered by NiCd batteries with traditional lead acid batteries being used on a more limited basis.

         The Company believes that its TMF batteries are particularly applicable to this market segment. The high power density of TMF batteries means that a product powered by the Company's batteries can do more work at high discharge rates with the same size battery (for example, drill more holes with a power drill), or the same amount of work with a smaller battery, than other rechargeable battery systems. In addition, the rapid recharge capability of TMF batteries means that products can be back to work more quickly with an appropriate high rate charger. The stable discharge voltage of TMF batteries means that products perform more consistently (for example, the drill turns at a more consistent speed). Finally, unlike NiCd batteries, TMF batteries do not suffer from a memory effect. Suppliers of portable tools and appliances include the following companies: Black & Decker (US) Inc., SB Power Tool Company, Poulan/Weed Eater, Greenlee Textron, Inc., Milwaukee Electric Tool Company and Royal Appliance Manufacturing Company. Several of these companies have evaluated or are in the process of evaluating the Company's battery systems.

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

         Other Applications. Examples of applications in this category include photographic equipment and toys. There are a variety of rechargeable battery systems, which are used to power these applications, including traditional lead acid, NiCd and nickel metal hydride ("NiMH") batteries.

         NEW AND EMERGING APPLICATIONS. The Company believes that new and emerging applications requiring very high power output from a small volume will emerge as the Company's TMF battery systems become commercially available.

         Small Automotive Starting Batteries for Dual Battery Systems. United States automotive manufacturers are currently focused on resolving several issues related to automotive starting batteries, including very limited space available under the hood, increasing under-hood temperatures, which can cause premature battery failure, and growing loads on the battery from accessories that continue to operate even when the engine is off. Currently, all automakers use traditional lead acid batteries for automotive starting. Several major automakers are considering a dual battery system that would include a dedicated starting battery and a separate "hotel load" battery to provide power for accessories. The Company believes that the high power to size/weight ratio and low temperature performance of its TMF battery system are well suited for use in a small format automotive starting battery. The Company has granted Johnson Controls a limited exclusive license to sell TMF batteries for car and truck engine primary starting applications until 2001, when BOLDER has the right to sell into these markets.

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

         HEVs would use a small fossil fuel powered engine (typically a diesel or turbine engine) as a base power source combined with a power storage system (such as a battery or flywheel) for power boosts to accelerate and climb hills. In addition, HEVs use "regenerative braking" to capture and to store the energy generated by the automobile when braking. The objective of HEV design is to provide car performance similar to current car models, significant reductions in pollution and large increases in gas mileage. The Company believes that its TMF batteries are particularly well suited for HEV applications because their low impedance enables them to capture and store the large amounts of power generated by braking and quickly deliver large amounts of power to supplement the power of the internal combustion engine needed for acceleration and hill climbing. The Company believes that its TMF technology has the potential to provide a viable power storage solution for HEVs. Chrysler Corporation successfully demonstrated a prototype HEV powered by BOLDER's TMF batteries, the Dodge Intrepid ESX HEV, at the 1996 North American Auto Show. Johnson Controls has a non-exclusive license for HEV applications. The Company is also engaged in a government funded SBIR program to develop a larger (5Ah) cell and associated manufacturing process technology for HEV applications.

TECHNOLOGY AND PRODUCTS

         The Company believes that its TMF technology represents a significant advance over existing rechargeable battery technologies for applications that require high power in a small package. TMF rechargeable batteries employ a proprietary configuration of traditional lead acid electrochemistry--the same electrochemistry that has been used in battery systems for over a century and that is currently used in batteries for cars and many electronic applications.

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

         The primary structural innovations of the Company's TMF batteries are an increased plate surface area within the battery, a short path through the active material to the negative or positive plates, and patented end cap connectors. As in a traditional lead acid battery, the TMF battery cell has a negative and positive plate. However, the TMF plates are unique because they are comprised of very thin lead foil substrates that are coated with a very thin, uniform layer of active material (lead oxide paste) (See figure 1.) The negative and positive plates of the TMF battery are interleaved with a fiberglass separator. In the spiral wound form factor of the TMF battery, the combination of the negative and positive plates and the fiberglass separator are wound so that the negative and positive plates are slightly offset at opposite ends of the cell. A connector is cast on to each end of the cell (See figure 2.) The Company designed its patented connector to cap the ends of the spiral wound TMF battery so that it is in continuous contact with the exposed edge of both the negative and positive plates.



                             FIGURE 1                                            FIGURE 2
           [A picture of one of the  Company's  battery           [A  picture  of  the   connector   cap
           cells  and its  component  parts,  including           appears here.]
           the positive  plate,  the negative plate and
           the  separator  appears  here.  The  picture
           illustrates   the   slight   offset  of  the
           negative  and  positive  plates at  opposite
           ends of the cell.]


         The use of thin lead foil substrates significantly increases the surface area of the lead, thus lowering the impedance of the cell and greatly increasing the rate at which the cell can be charged and discharged. In addition, the use of the thin lead foil substrates in combination with the fiberglass separator provides for a short path through the active material to the negative or positive plates, allowing for more rapid delivery of the current, increasing the responsiveness of the cell. The patented end cap provides a continuous, uniform and dispersed connection between the negative and positive plates and the device being powered. TMF batteries have been made in sizes ranging from 0.5-inch diameter (0.4 Ah) cells up to approximately 3 inch diameter (12 Ah) cells.

         While the TMF technology can be deployed in different formats, the Company's initial product is a sub-C format (cylindrically shaped, 0.90 inch in diameter by 2.84 inches in length), which is compatible with the existing NiCd battery form factor. This form factor is the one most commonly used by power tool and portable appliance manufacturers and can be assembled into packs of various sizes and configurations. Due to the higher voltage in the Company's TMF cell (2.1 volts), only six cells are required to replace ten NiCd cells (1.2 volts) to make a 12 volt pack with similar overall performance characteristics. In addition, multiple sub-C cells can be configured to increase power and voltage. For example, the Company has built and delivered to Chrysler Corporation for use in a prototype HEV two battery packs each consisting of 600 sub-C cells in a series parallel matrix of four cells by 150 cells. In addition, the Company has successfully fabricated very thin (approximately 1/16 inch) prismatic, or flat, format TMF cells. These cells can be stacked to achieve various voltages in an extremely compact format that is useful in products, such as small format electronic devices, where space is at a premium.

OTHER BATTERY TECHNOLOGIES

         Rechargeable battery systems utilize a number of different electrochemistries, the most common of which include lead acid, nickel cadmium, nickel metal hydride and lithium ion. The performance characteristics of battery systems are interdependent, and all battery systems involve trade-offs among these performance characteristics and other attributes. For example, battery systems that are designed to maximize energy density may not have good power density. Figure 3 illustrates the relationship between energy density and power density for existing battery systems.



                                    FIGURE 3

           [A graphic appears here plotting the power density and energy density characteristics of existing battery systems. The graphic illustrates that the Lead Acid batteries have a power density ranging from approximately 35-300 W/kg and an energy density of approximately 30 Wh/kg; the Nickel Cadmium batteries have a power density ranging from approximately 100-200 W/kg and an energy density ranging from approximately 30-35 Wh/kg; the Nickel Metal Hydride batteries have a power density ranging from approximately 140-200 W/kg and an energy density of approximately 50 Wh/kg; the Lithium batteries have a power density of approximately 100 W/kg and an energy density of approximately 90 Wh/kg; and the Company's TMF batteries have a power density ranging from approximately 900-1100 W/kg and an energy density of approximately 30 Wh/kg.]



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


             SUMMARY COMPARISON OF RECHARGEABLE BATTERY TECHNOLOGIES

                                                      TRADITIONAL
                                          TMF          LEAD ACID         NICD            NIMH        LITHIUM ION
                                      ----------      -----------     ---------       ----------     -----------

Sustained Power Density (w/kg)....    900-1100(A)      35-300(B)      100-200(B)      140-200(B)        100(C)
Cell Voltage(v)...................       2.1(A)          2.0(D)         1.2(D)          1.2(D)          4.0(D)
Cycle Life(E).....................    200-1000(A)      250-500(D)     300-700(D)      300-600(D)     500-1000(D)
Fast Recharge Rate (Mins)(F)......        5(A)           60(C)           15(G)          60(G)           120(G)
High-Rate Discharge Profile
  (at 60C rate)...................      Flat(A)        Sloping(H)     Sloping(D)      Sloping(I)      Sloping(J)
Energy Density (wh/kg)............       30(A)           30(D)         30-35(D)         50(D)           90(D)
Raw Material Costs ($/wh)(K)......       $.014           $.014           $.11        Unavailable         $.18
Memory Effect.....................       No(A)           No(A)          Yes(D)          Yes(D)          No(A)



---------------
         Sources: (A) Based upon experiments conducted with the Company's current prototypes. There can be no assurance that the Company's batteries, when manufactured in commercial quantities, will achieve these performance results, or that other competing technologies that outperform the Company's batteries will not be developed and successfully introduced. See the section in the Registration Statement entitled "Risk Factors"; (B) Battery Technology Overview by New York State Energy Research and Development Authority as published in The Battery Man, October 1995; (C) Based upon the Company's management estimates;
(D) Handbook of Batteries and Fuel Cells, David Linden, 1989, McGraw Hill; (E) Depends on depth and rate of discharge; (F) Require specialized chargers; (G) J.L. Colton "Choosing the Right Chemistry," published in the proceedings of the 3rd International Conference on Power Requirements for Mobile Computing and Wireless Communications, October 1995; (H) Portable Energy Products Application
Note 9212, December 1992; (I) E. Shariv, "Nickel Metal Hydride Batteries," published in the proceedings of the 2nd International Conference on Power Requirements for Mobile Computing and Wireless Communications, January 1996; (J) C.K. Huang, et al. paper published in the proceedings of the 11th Annual Battery Conference on Applications and Advances, January 1996; and (K) International Lead Zinc Research Organization, Inc., May, 1996.

         The data in the foregoing table was assembled from a variety of sources that the Company believes to be reliable. The tests from which the data was derived were not conducted under identical controlled conditions. However, the Company believes that the table fairly presents the relative performance characteristics of the rechargeable battery technologies referenced in the table.

         Traditional Lead Acid. Traditional lead acid batteries have been in commercial production for over a century. Traditional lead acid batteries come in two types: flooded and valve regulated. Flooded lead acid batteries are typically used as automobile batteries or for large standby power systems. These batteries use a liquid electrolyte and must be stored and used upright. Valve regulated lead acid batteries are used in security, medical and electronics applications, and can be used in any position. Lead acid batteries are generally the least expensive of any battery system, provide moderate energy and power density and have a nominal voltage of two volts per cell. There is a well-developed recycling process for lead acid batteries, and over 90 percent of lead acid batteries (mainly car batteries) are recycled in the United States.

         Nickel Cadmium. NiCd batteries were first introduced in the 1960s, and have enabled a wide range of portable products, including electronics and portable power tools. NiCd batteries cost more to produce than lead acid batteries, in part because of the high cost of nickel and cadmium. While they deliver good energy density and moderately good power density, NiCd batteries have relatively low cell voltage (1.2 volts) and lose capacity if they are repeatedly partially discharged and then recharged (referred to as the memory effect). In addition, there are growing environmental concerns regarding NiCd batteries, including the potential for harmful release of highly toxic cadmium. For example, regulatory agencies in the European Union have proposed limits or bans on the use of NiCd batteries.

         Nickel Metal Hydride. NiMH batteries, first introduced in the mid-1980s, provide significantly higher energy density than NiCd batteries. NiMH batteries are typically used in applications that require low to moderate power output and long run times, such as camcorders and laptop computers. NiMH batteries are more expensive than NiCd batteries, and are generally less suitable for high power applications such as power tools.

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

STRATEGIC RELATIONSHIPS

         BOLDER uses strategic relationships as a means of accessing funding, research and development, marketing and other resources and to develop specific markets. For example, the Company has agreements with six VAPs that market and distribute the products throughout North America and Europe and provide value-added services. In addition, the Company has a strategic relationship with Johnson Controls that is currently focusing on commercialization of the TMF batteries for specific market segments. See "-- Marketing and Sales" and "-- TMF Market Applications."

         Johnson Controls, with headquarters in Milwaukee, Wisconsin, is a global market leader in automotive systems and building controls. Through its Automotive Systems Group, it supplies seating systems, interior systems and batteries to the automotive original equipment and replacement markets. The Controls Group serves the nonresidential buildings market with control systems and services, and integrated facility management. Founded in 1885, it operates in more than 500 locations worldwide.

         In June 1995, the Company and Johnson Controls established a joint venture (the "Joint Venture") to develop high volume manufacturing technology for TMF batteries, to manufacture TMF batteries for sale by both partners and to pursue HEV battery development opportunities for TMF batteries. In 1997, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and Johnson Controls announced a new strategic partnership, which replaced the Joint Venture effective as of July 1996. Under the terms of the new strategic partnership, which was finalized in July 1997, each party will separately implement TMF battery manufacturing facilities to best meet the unique requirements of the markets addressed by each.

         In connection with the agreement to discontinue the Joint Venture, BOLDER received a cash payment from Johnson Controls, as well as all of the tangible net assets of the Joint Venture. In return, BOLDER granted Johnson Controls certain royalty-bearing licenses and committed to provide certain technology transfer services. All of the licenses are royalty bearing and certain of the licenses are subject to minimum royalties and minimum performance criteria. BOLDER and Johnson Controls also entered into a cross supply agreement with commitments to supply the other party with minimum quantities of TMF battery products for several years.

         In connection with the original agreement with Johnson Controls, Johnson Controls purchased 250,000 shares of the Company's preferred stock, which converted into 250,000 shares of Common Stock at the time of the Company's initial public offering in May 1996. In addition, Johnson Controls exercised warrants to purchase an additional 308,666 shares of preferred stock in April 1996. This preferred stock also converted to Common Stock at the time of the Company's initial public offering. Johnson Controls currently owns approximately
5.9 percent of the outstanding Common Stock of the Company.

MANUFACTURING

         Semi-automated equipment for key production processes was developed and introduced into the Company's pilot production line nearly two years ago. The pilot line has been capable of producing up to 200 sub-C cells per day on semi-automated equipment. The Company has produced more than 69,000 cells. An aggregate of approximately 9,000 cells have been shipped to a total of 91 customers, primarily for evaluation, with the remainder used for product and process development purposes.

         The knowledge gained in using these semi-automated machines has been incorporated into the new high volume production line. The qualification of the Company's first high-volume production line is proceeding more slowly than originally anticipated due to the late delivery and installation of equipment and the time involved in initial debugging of the line. The Company has now completed installation of its first manufacturing production line, completed certain key modifications, and demonstrated the fundamental mechanical functionality of the entire line. The Company is continuing the debug and validation of the production line. Additional modifications will likely be required to fully realize the designed production capacity of this line. BOLDER expects to complete the production readiness of the line and begin generating commercial revenues during 1998.

         The Company is currently producing sub-C cells using the Paste, Wind, Cast-On, and Assembly stations in the pilot production line (see process description below), and the Fill, Formation, and Test stations from the high volume line. Once the front-end (Paste, Wind, Cast-On, and Assembly segments) of the high volume line is fully qualified and operational, production will shift entirely to the high volume line.

         A flowchart of the manufacturing process for the spiral wound TMF battery is shown below.



           [A flowchart appears here summarizing the manufacturing process of the Company's spiral wound TMF battery. The flowchart illustrates that lead oxide paste is applied to thin lead foil to form the positive and negative plates of the cell, the separator is placed between the plates, the plates are then wound together, the molten lead end connectors are formed on each end of the cell, the cell is assembled into a plastic case and filled with electrolyte, and the cell is then formed into a sub-C cell.]

         The manufacturing process starts with the application of active material (lead oxide paste) to very thin lead foil to form the positive and negative plates of the cell. The plates, separated by a thin fiberglass separator, are wound together using a process similar to that used to wind capacitors. Each end of the wound cell is immersed in molten lead, which forms the positive and negative end connectors of the cell. The cell is assembled into a plastic case and filled with liquid electrolyte. The cell undergoes a process known as "formation," whereby a proprietary sequence of charges, discharges, and rests are used to electrochemically make the negative and positive plates functional. The completed cell is tested to verify that it meets the Company' specifications.

         The Company is committed to improving process efficiency, enhancing product quality and performance and reducing manufacturing costs through the use of advanced process controls and analytical tools. The Company uses sophisticated process controls to capture multiple data points throughout the manufacturing process which it uses to evaluate, control and improve the manufacturing process in real time, to optimize and improve product performance and to reduce product cost. In addition, the Company employs an extensive validation program that measures performance criteria critical to customer applications. Certain elements of the manufacturing process are proprietary to the Company, and the Company owns the designs to certain equipment used in the process.


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

MARKETING AND SALES

         In order to optimize margins, the Company is initially targeting sales to customers with applications that benefit from the very high power density of TMF batteries. These applications include emergency jump-starting starting systems, standby power systems, professional photography equipment, small and portable generator starting, and other small engine starting. The Company is working with a limited number of OEMs in these targeted market segments. The Company's OEM "customer partners" have helped to develop the specifications of the Company's initial products by providing input early in the development process and by testing the Company's products. Some of these customer partners are developing products based on TMF batteries. In addition, the Company has engaged in a customer funded custom product development program targeted at the electronics market. There can be no assurance, however, that this program will result in a commercial product.

         The Company has a direct sales team that supports the Company's OEM customers as well as the VAP network. The Company has signed exclusive distribution agreements with the following VAPs for the following territories:

           VALUE ADDED PARTNERS                        TERRITORIES
           --------------------                        ------------
           AVT, Inc.                                   Colorado, Wyoming, Utah, Nevada, Idaho, Montana,
                                                       South Dakota, North Dakota, Nebraska and Kansas
           Engineered Assemblies Corp.                 All states east of the Mississippi
           EXCELL Battery Company                      Canada
           House of Batteries                          California, Arizona and New Mexico
           Southwest Electronic Energy Corp.           Texas, Oklahoma, Arizona and Louisiana
           DMS Technologies                            Europe


         VAPs typically provide value added services such as cell testing, matching and pack assembly, assembly of the battery pack into a custom housing, and packaging with an appropriate charger for OEM battery users, as well as marketing and distribution of the Company's products throughout most of North America and Europe. The VAP agreements are subject to minimum performance criteria and standard termination provisions. VAPs may sell competitive products. In each of the VAP agreements, the Company has reserved the right to deal with any OEM in North America and Europe directly and expects to service larger OEMs through its direct sales force, rather than through the VAPs.

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

         The Company has developed and tested prototypes of various form factors, including larger and smaller spiral wound cells and very thin (1/16-inch) prismatic, or flat, batteries. While the Company believes that each of these products may have significant market opportunities, there can be no assurance that any of these programs will result in a commercial product. In addition, the Company is engaged in internal research programs to develop charging procedures and chargers for its batteries and is working with battery charger suppliers to address the availability of chargers for its batteries.

         The Company has an SBIR research and development agreement valued at up to $750,000 to develop a large (5 Ah) cell and associated manufacturing process technology for HEV applications. The Company previously completed a feasibility study for the program for which it received $100,000.

PATENTS, TRADE SECRETS AND TRADEMARKS

         The Company holds five issued United States patents that expire beginning in 2009 and ending in 2015. The Company's issued patents cover a number of inventions including thin non-perforated plates used in lead acid batteries, and an end connector for establishing electrical continuity between thin plates and a battery terminal. In addition, the Company has five United States applications pending and a number of foreign patents pending. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. There can be no assurance that the Company's pending patent applications will result in issued patents or that any of its issued patents will afford meaningful protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to issued United States patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less patent protection than the United States.

         The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that patent applications filed by the Company will result in patents being issued or that its patents, and any patents that may be issued to it in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that others will not infringe or design around patents issued to the Company or that the Company would need to license or design around patents that others will obtain. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require companies to obtain licenses. If the Company is found to be infringing third-party patents, there can be no assurance that licenses that might be required for the Company's products would be available on reasonable terms, if at all.

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

         In addition to patent protection, the Company relies on the law of unfair competition and trade secrets to protect its proprietary rights. The Company considers several elements of the TMF manufacturing process to be trade secrets. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. See the section in the Registration Statement entitled "Risk Factors -- Patents and Proprietary Rights."

         The Company has registered its trademark "BOLDER" and its trademark "TMF" as trademarks on the principal federal trademark register.

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

         In applications such as car starting, standby power, very small batteries for engine starting, and a few medical and electronics applications, the Company expects that its primary competition will be from lead acid batteries. The primary suppliers of small lead acid batteries used in non-automotive applications are Yuasa, Exide Corporation, Matsushita, Hawker, CSB Battery of America Corp., and GS Battery. The primary suppliers of automotive batteries are Johnson Controls, Inc., Exide Corporation, GNB Inc. and Delphi. All of these companies are very large and have substantial resources and market presence. The Company expects that it will compete with lead acid batteries on the basis of performance in the targeted application segments. In addition, under the terms of its new strategic partnership with Johnson Controls, the Company has granted Johnson Controls certain royalty bearing license rights which will allow Johnson Controls to compete with the Company in the lawn and garden starting, motorcycle starting, HEV, standby power markets and emergency jump-starting markets. There can be no assurance that the Company will be able to compete successfully against traditional lead acid batteries in any of the targeted applications.

         The market for batteries, and the evolution of battery technology, is very dynamic. Other companies are devoting significant resources to improving existing battery technologies and developing new battery technologies. There can be no assurance that the Company's products will be able to compete effectively in any of its targeted market segments. See the section in the Registration Statement entitled "Competition."

SAFETY AND ENVIRONMENTAL ISSUES

         The Company's operations involve the storage, use and disposal of a number of toxic and hazardous materials, including lead, lead oxide, sulfuric acid, solvents and adhesives. As a result, the Company is required to maintain its research and manufacturing operations in compliance with United States federal, state, and local standards that govern the storage, use, and disposal of various chemicals used in and waste materials produced by the manufacture of its TMF batteries. The Company's new manufacturing facility includes an enclosed area specifically for the mixing of lead oxide paste, the pasting of the lead foil and the winding of the cells. Employees operating in these areas are instructed in the use of safety equipment such as gloves, protective clothing, and respirators and are required under OSHA guidelines to submit to blood monitoring tests on a periodic basis. The supervision and analysis of these tests are undertaken by an outside, independent agency and the results thereof are communicated to the Company's employees. The Company's activities are also subject to federal, state and local environmental and safety laws and regulations, including but not limited to CERCLA, regulations issued and laws enforced by the Colorado Labor and Employment Department, the U.S. Department of Transportation, the U.S. Department of Commerce, the U.S. Environmental Protection Agency and by state and county health and safety agencies. United States and foreign agencies are considering more stringent regulation of the disposal of all rechargeable batteries. Although the Company believes that its activities conform to current environmental and other regulations, there can be no assurance that the Company will be able to operate in conformity with such laws and regulations in the future, or that changes in such laws or regulations will not require the Company to incur substantial capital or operating costs to achieve and maintain compliance. Any failure by the Company to adequately control the discharge of its hazardous materials and wastes could also subject it to future liabilities, which could be significant. See the section in the Registration Statement entitled "Safety and Environmental Issues."

         Lead acid batteries, regardless of their configuration, are generally considered to be safer than NiCd and lithium batteries. However, lead acid batteries, including the Company's TMF battery, may develop significant internal pressures during severe overcharge conditions due to the release of gases as a byproduct of the chemical reaction occurring in the cell. In order to prevent potential pressure build up, the Company's batteries incorporate a Bunsen pressure relief valve that, under normal overcharge conditions, will allow the venting of small amounts of gases, primarily hydrogen and oxygen. If the batteries are subjected to abusive overcharge or overdischarge conditions, larger amounts of these gases may be vented, which, when mixed with air, can cause explosions. In addition, under such conditions, toxic gases and/or sulfuric acid spray may be released. Sulfuric acid can cause burns. While the Company maintains product liability insurance in amounts which it believes are reasonable given the associated risks, there is no assurance that such insurance will be adequate to cover any potential liability relating to one or more claims of product liability. The Company has tested its batteries under a variety of conditions and plans to continue to test its products for safety

HUMAN RESOURCES

         As of February 28, 1998, the Company had 105 full-time equivalent employees. Of the total, 13 employees were engaged in product research and development, 76 in operations, and 16 in general and administrative and marketing functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.



ITEM 2.  PROPERTIES

         In May 1997, the Company relocated to a 150,000 square foot leased facility in Golden, Colorado (approximately 15 miles northwest of Denver) that was built-to-suit for the Company. The Company has an eleven-year lease for the facility with two five-year renewal options for 120,000 square feet with an option on the remaining 30,000 square feet. This facility includes all of the Company's offices and laboratories as well as the Company's first high volume production line, which has been installed and is currently in the process of debugging, testing and validation. The facility is designed to accommodate up to five high volume production lines and two development lines.



ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named in a personal injury action filed in Superior Court in the County of Los Angeles on March 28, 1996 arising out of a motor vehicle accident. Management believes that the resolution of this claim will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company is not a party to any other legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1997, an aggregate of 280,000 out of 336,200 shares of the Series A Convertible Preferred Stock approved by written consent an amendment to the Certificate of Designation to delay the initial dividend payment beyond December 31, 1997. The dividend payment was made on March 13, 1998 by issuing 77,985 shares of BOLDER Common Stock.

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


                  1996                                                  HIGH                  LOW
                  ----                                                  ----                 ----
           Second Quarter (from May 1)..............................   $15.38            $   10.50
           Third Quarter............................................   $14.38            $   10.75
           Fourth Quarter...........................................   $17.13            $   13.13


                  1997                                                  HIGH                  LOW
                  ----                                                  ----                  ---
           First Quarter ...........................................   $17.25            $   13.25
           Second Quarter...........................................   $14.25            $   11.00
           Third Quarter............................................   $15.50            $   12.13
           Fourth Quarter...........................................   $14.00            $    8.50


HOLDERS

         As of February 28, 1998, there were approximately 165 holders of record of the Common Stock.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below with respect to the Company's statements of operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, and balance sheets as of December 31, 1997, 1996, 1995,
1994 and 1993 are derived from audited financial statements of the Company. Such financial statements were audited by Arthur Andersen LLP, independent public accountants, whose report with respect to the years ended December 31, 1997, 1996 and 1995 and as of December 31, 1997 and 1996 appears elsewhere herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes related thereto included elsewhere in this document.


                                                                           YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------------

                                                  1997            1996               1995            1994            1993
                                                  ----            ----               ----            ----            ----
STATEMENTS OF OPERATIONS DATA:
Revenues
 Product sales ...........................    $    84,716       $   35,580      $    39,006        $  9,379      $     --

 Research and development services .......      2,446,377          440,324           66,667          33,333            --
                                              -----------      -----------      -----------     -----------     -----------
       Total revenues ....................      2,551,093          475,904          105,673          42,712            --

Cost of revenues..........................        707,606          171,486           49,647          20,954            --
                                              -----------      -----------      -----------     -----------     -----------

                                                1,843,487          304,418           56,026          21,758            --
                                              -----------      -----------      -----------     -----------     -----------

Operating expenses:
  Research and development................      6,743,534        2,863,552        2,479.428       2,212,977       1,377,999
  General and administrative..............      3,697,061        2,132,565          808,724       1,124,101         671,110
  Selling and marketing                           357,716          212,960          163,771           --              --
                                              -----------      -----------      -----------     -----------     -----------
       Total operating expenses...........     10,798,311        5,209,077        3,451,923       3,337,078       2,049,109
                                              -----------      -----------      -----------     -----------     -----------
Income (loss) from operations.............     (8,954,824)      (4,904,659)      (3,395,897)     (3,315,320)     (2,049,109)

Other income (expense):
  Interest income ........................        839,025          798,846          126,546          31,188          54,824
  Interest expense........................       (633,625)         (54,277)         (72,633)        (32,092)         (5,546)
                                              -----------      -----------      -----------     -----------     -----------
Net income (loss).........................    $(8,749,424)     $(4,160,090)     $(3,341,984)    $(3,316,224)    $(1,999,831)
                                              ===========      ===========      ===========     ===========     ===========

Basic net loss per share (1) .............    $     (0.97)     $     (0.64)     $     (3.07)    $     (3.74)    $     (2.66)
                                              ===========      ===========      ===========     ===========     ===========

Shares used in computing
 basic net loss per share (1) ............      9,446,930        6,465,281        1,087,554         886,367         751,438
                                              ===========      ===========      ===========     ===========     ===========

Unaudited, pro forma basic
 net loss per share (1) ..................                     $      (.49)
                                                               ===========
Shares used in computing unaudited,
 pro forma basic net loss per share (1) ..                       8,437,817
                                                               ===========


                                                                           DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                             1997           1996            1995            1994             1993
                                         -------------- -------------- --------------- ---------------- ----------------
    BALANCE SHEET DATA:
    Cash, cash equivalents and
      Available-for-sale securities....   $ 20,394,777    $16,070,677   $ 2,799,697     $   881,609    $    1,146,038
    Working capital ...................     15,016,605     12,403,356     2,532,911         568,959         1,002,473
    Total assets ......................     41,275,589     27,146,116     4,748,347       2,308,606         1,735,987
    Notes and capital leases
    payable ...........................      6,404,903        486,537       558,687         288,495             --
    Mandatorily Redeemable
    Preferred Stock(2).................          --            --        13,433,482       7,893,900         4,391,004
    Convertible, Redeemable Preferred
      Stock ...........................     16,205,046         --            --                --               --
    Total stockholders' equity
      (deficit) .......................     30,286,815     23,070,901    (9,538,565)     (6,134,888)       (2,830,949)

-----------------
(1) See Note 2 of Notes to Financial Statements for information concerning the computation of basic net loss per share and pro forma basic net loss per share.
(2) Each share of the Company's Mandatorily Redeemable Preferred Stock automatically converted into one share of the Common Stock on May 6, 1996 upon the closing of the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Business," as well as those discussed in this section and in the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3 filed on December 5, 1997, as amended through February 19, 1998 (the "Registration Statement").

GENERAL

         Since its inception in March 1991, BOLDER Technologies Corporation (the "Company") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMF(R)") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. To date, the Company has produced more than 69,000 prototype TMF batteries. An aggregate of approximately 9,000 cells has been shipped to a total of 91 customers, primarily for evaluation. In May 1997, the Company moved to a new leased manufacturing facility and corporate headquarters in Golden, Colorado. This facility has been designed to accommodate five production lines and two research and development lines, as well as all of the Company's other operations. The Company contracted with Wright Industries to manufacture the first line, which will produce sub-C cells. The qualification of the Company's first high-volume production line is proceeding more slowly than originally anticipated due to the late delivery and installation of equipment and the time involved in initial debugging of the line. The Company has now completed installation of its first manufacturing production line, completed certain key modifications, and demonstrated the fundamental mechanical functionality of the entire line. The Company is continuing the debug and validation of the production line. Additional modifications will likely be required to fully realize the designed production capacity of this line. BOLDER expects to complete the production readiness of the line and begin generating commercial revenues during 1998. The Company expects to generate revenues primarily from the sale of its TMF batteries.

         In June 1995, the Company and Johnson Controls established a joint venture (the "Joint Venture") to develop high volume manufacturing technology for TMF batteries, to manufacture TMF batteries for sale by both partners and to pursue HEV battery development opportunities for TMF batteries. In 1997, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and Johnson Controls announced a new strategic partnership, which replaced the Joint Venture effective as of July 1996. Under the terms of the new strategic partnership, which was finalized in July 1997, each party will separately implement TMF battery manufacturing facilities to best meet the unique requirements of the markets addressed by each.

         In connection with the agreement to discontinue the Joint Venture, BOLDER received a cash payment from Johnson Controls, as well as all of the tangible net assets of the Joint Venture. In return, BOLDER granted Johnson Controls certain royalty-bearing licenses and committed to provide certain technology transfer services. All of the licenses are royalty bearing and certain of the licenses are subject to minimum royalties and minimum performance criteria. BOLDER and Johnson Controls also entered into a cross supply agreement with commitments to supply the other party with minimum quantities of TMF battery products for several years.

         The Company believes that its results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         During 1997, the Company received revenues from services provided under a technology transfer agreement with Johnson Controls, from a Small Business Innovation Research ("SBIR") research and development agreement, from a customer-funded development program and from the sale of batteries for testing and evaluation by customers. Research and development revenues ("services revenues") increased to $2,446,377 in 1997 from $440,324 in 1996. Approximately 75 percent of the 1997 services revenues resulted from the technology transfer agreement with Johnson Controls, which agreement did not exist in 1996. The remaining 25 percent of services revenues in 1997 and all of the 1996 services revenues resulted from a combination of both private customer-funded and the SBIR product development programs. Product sales revenues increased to $84,716 in 1997 from $35,580 in 1996 and are expected to remain at nominal levels until the beginning of high-volume production in 1998.

         Cost of revenues increased to $707,606 in 1997 from $171,486 in 1996. The increase was a result of increased costs directly related to commercial and government funded product development programs.

         Research and development expenses increased to $6,743,534 in 1997 from $2,863,552 in 1996, primarily due to additional technical staff and associated expenses and new manufacturing facility expenses related to the Company's increased efforts to commercialize its sub-C cell and prepare to implement high-volume manufacturing.

         General and administrative expenses increased to $3,697,061 in 1997 from $2,132,565 in 1996. The increase was due to additional administrative staffing and added expenses for insurance, legal and investor relations. Also, included in the 1997 expenses were $210,000 of costs (printing, legal and accounting) associated with the registration statement filed in February 1997 and withdrawn in May 1997.

         Selling and marketing expenses increased to $357,716 in 1997 from $212,960 in 1996. The increase was primarily due to increased marketing and business development activities related to the Company efforts to obtain new customers for future delivery of product.

         Interest income increased to $839,025 in 1997 from $798,846 in 1996. The increase resulted primarily from slightly higher average cash balances invested during 1997 than in 1996.

         Interest expense increased to $633,625 in 1997 from $54,277 in 1996. The increase resulted primarily from increased levels of lease and debt financing in 1997.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         During 1996, the Company received revenues from a customer-funded development program, from the sale of batteries for testing and evaluation by customers, and from an SBIR research and development agreement. Total revenues increased to $475,904 in 1996 from $105,673 in 1995, primarily from a customer-funded product development program. Product sales in 1996 and 1995 were nominal and are expected to remain at nominal levels until the beginning of high-volume production.

         Cost of revenues increased to $171,486 in 1996 from $49,647 in 1995. The increase was a result of increased costs directly related to commercial and government funded product development programs.

         Research and development expenses increased to $2,863,552 in 1996 from $2,479,428 in 1995, primarily due to the Company's increased efforts to commercialize its sub-C cell and develop its manufacturing process.

         General and administrative expenses increased to $2,132,565 in 1996 from $808,724 in 1995. The increase was due to additional administrative staffing and added expenses for insurance, legal and investor relations associated with becoming a public company.

         Selling and marketing expenses increased to $212,960 in 1996 from $163,771 in 1995. The increase was primarily due to increased marketing and business development activities related to the Company's efforts to heighten customer interest as the Company increased efforts to commercialize its sub-C cell.

         Interest income increased to $798,846 in 1996 from $126,546 in 1995. The increase resulted primarily from investment of the net proceeds from the Company's initial public offering and from the exercise of warrants by stockholders in April 1996.

         Interest expense decreased to $54,277 in 1996 from $72,633 in 1995. The decrease resulted primarily from the absence of debt service in 1996 on convertible promissory notes issued to certain stockholders in March 1995, which were converted into Common Stock in May 1995.

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

         Research and development costs increased to $2,479,428 in 1995 from $2,212,977 in 1994, primarily as a result of the Company's continued efforts to commercialize its sub-C cell and develop its manufacturing process. General and administrative expenses decreased to $808,724 in 1995 from $1,124,101 in 1994, primarily due to lower expenses in 1995 for recruitment and relocation of employees. Selling and marketing expenses were $163,771 in 1995, primarily consisting of costs associated with business development activities.

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

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through December 31, 1997, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $52.5 million from sales of these securities. At December 31, 1997, the Company's balances of cash, cash equivalents, and available-for-sale securities totaled $20.4 million, compared to $16.1 million at December 31, 1996. In May 1996, the Company received approximately $20.9 million in net proceeds from the sale of 2.2 million shares of Common Stock. In April 1996, several stockholders exercised warrants issuable for an aggregate of 620,462 shares of Common Stock. The net proceeds to the Company from exercise of the warrants were approximately $2.2 million. In October 1997, the Company received approximately $15.8 million in net proceeds from the private placement of 336,200 shares of Series A Convertible Preferred Stock.

         On February 13, 1997, the Company filed a Registration Statement on Form SB-2 to register for sale 2.6 million shares of Common Stock. This Registration Statement was withdrawn in May 1997. On December 5, 1997, the Company filed a Registration Statement on Form S-3 to register for sale the Series A Convertible Preferred Stock issued in October 1997, the underlying Common Stock to be issued upon conversion of the Series A Convertible Preferred Stock and the Common Stock to be issued in payment of semiannual dividends on the Series A Convertible Preferred Stock. The first dividend payment was made on March 13, 1998, resulting in the issuance of 77,985 shares of BOLDER Common Stock.

         During 1997, the Company established an equipment financing credit line with Transamerica Business Credit Corporation ("TBCC") to provide financing for the Company's first high volume manufacturing line and for tenant improvements in the new leased facility. At December 31, 1997, the unused portion of the credit line available to the Company was approximately $5.2 million. In addition, TBCC was granted a "right of first refusal" with respect to the next $15 million of equipment financing by the Company.

         As of December 31, 1997, the Company had made progress payments of $10.9 million to fund the construction of its first high-volume production line and had a liability for additional payments of $746,000, based upon specific vendor performance. At December 31, 1997, the Company had financed $2.8 million of these production line obligations through its credit line with TBCC. The Company also completed the construction of certain leasehold improvements in its new facility during 1997. The cost of these leasehold improvements totaled $5.2 million, of which approximately $4.3 million was financed with notes payable to TBCC. The Company has entered into an 11-year lease agreement for this facility. The Company also invested approximately $2.2 million in 1997 in other machinery, equipment, and office furnishings to support its development, production, sales, and administrative activities.

         Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that its existing sources of liquidity and projected cash generated from operations will satisfy the Company's capital requirements for at least the next 12 months. To provide funds for future production capacity expansion, the Company will need to access additional sources of equity capital or debt. If these financing sources are not available, the Company would likely delay the ramp-up of its second and subsequent fully-automated production lines. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

INCOME TAXES

         Net operating loss carry-forwards totaling approximately $20.8 million are available to reduce taxable income as of December 31, 1997. The net operating loss ("NOL") carry-forwards expire from 2005 through 2012. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including significant changes in ownership interests. A change of ownership of a company greater than 50 percent within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The private placement sale of Series A Convertible, Redeemable Preferred Stock in October 1997 resulted in such a change of ownership and the Company estimates that the resulting NOL carryforward limitation will be approximately $6.8 million per year for periods subsequent to October, 1997. The Company does not believe that this limitation will affect the eventual utilization of its total NOL carryforwards. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

YEAR 2000

         The Company has conducted a preliminary review of its software systems in both the technical and manufacturing functions and in general and administrative support areas to determine the potential impact, if any, of the Year 2000 problem. The Company expects to complete its review during the first half of 1998. Based on such preliminary review, the Company believes that any Year 2000 problems would be minor in nature and would not have a material adverse impact on the Company's operations or financial position.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data of the Company are provided at the pages indicated in Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         There has not been any change of accountants or any disagreements with the Company's accountants on any matter of accounting practice or financial disclosure during the reporting periods.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to executive officers and directors of the Company appearing in the Proxy Statement under the captions "Election of Class II Directors," "Executive Officers and Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information in the Proxy Statement labeled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section in the Proxy Statement labeled "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)  FINANCIAL STATEMENTS

      The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

     FINANCIAL STATEMENTS OF BOLDER TECHNOLOGIES CORPORATION

      Report of Independent Public Accountants........................................................    F-1
      Balance Sheets as of December 31, 1997 and 1996.................................................    F-2
      Statements of Operations for the three years ended December 31, 1997,
        1996, and 1995; and the period from inception
        (March 22, 1991) to December 31, 1997.........................................................    F-4
      Statements of Stockholders' Equity (Deficit) from inception
        (March 22, 1991) to December 31, 1997.........................................................    F-5
      Statements of Cash Flows for the years ended December 31,
        1997, 1996, 1995; and the period from inception (March 22,
        1991) to December 31, 1997....................................................................    F-10
       Notes to Financial Statements..................................................................    F-12

b)  REPORTS ON FORM 8-K

    During the last quarter of its fiscal year ended December 31, 1997, the Company filed no Report on Form 8-K.

c)    EXHIBITS

     The following management contracts are required to be filed as exhibits to this Annual Report on Form 10-K pursuant to this item 14(c):

     (i) Employment Agreement between the Company and Daniel S. Lankford, dated July 11, 1994.
    (ii) Employment Agreement between the Company and Joseph F. Fojtasek, dated February 13, 1996.
   (iii) Employment Agreement between the Company and Arthur S. Homa, dated September 19, 1997.


     EXHIBIT
     NUMBER                                               DESCRIPTION
     ------                                               ------------

      3(i).1*          --           Amended and Restated Certificate of Incorporation of
                                    the Company.
     3(ii).1*          --           Amended and Restated Bylaws of the Company.
         4.1*          --           Reference is made to Exhibits 3(i).1 and 3(ii).1.
         4.2*          --           Specimen stock certificate.
         4.3+          --           Certificate of Designation of the Series A Preferred Stock.
         4.4+          --           Specimen stock certificate representing shares of Series A
                                    Preferred Stock.
         4.5+          --           Amendment to the Certificate of Designation of the Series A
                                    Preferred Stock.
         4.6+          --           Certificate of Designation of the Series B Junior Participating
                                    Preferred Stock (incorporated by reference to Exhibit 99.3 of
                                    The Registrant's Report on Form 8-K filed January 23, 1998).
         4.7+          --           Amendment to the Amended and Restated Bylaws of the
                                    Registrant.
         4.8+          --           Rights Agreement dated as of January 1998 among the
                                    Registrant and American Stock Transfer & Trust Company
                                    (incorporated by reference to Exhibit 99.2 of the Registrant's
                                    Report on Form 8-K filed January 23, 1998).
         4.9+          --           Form of Rights Certificate (incorporated by reference to
                                    Exhibit 99.4 of the Registrant's Report on Form 8-K filed
                                    January 23, 1998).
        10.1*          --           Form of Indemnity Agreement between the Company and
                                    each of its Directors and executive officers, with
                                    Related schedule.
        10.2*          --           1996 Equity Incentive Plan of the Company (the "Option



                                    Plan"), including forms of options granted to employees
                                    and non-employee Directors under the Option Plan.
        10.3**         --           Amendments to the Option Plan, dated December 11, 1996.
        10.4**         --           Amendments to the Option Plan, dated January 30, 1997.
        10.5*          --           1996 Employee Stock Purchase Plan of the Company.
        10.6*++        --           Employment Agreement between the Company and Daniel S.
                                    Lankford, dated July 11, 1994.
        10.7*          --           Employment Agreement between the Company and William E.
                                    Younkes, dated April 1, 1993.
        10.8*          --           Employment Agreement Amendment between the Company and
                                    William E. Younkes, dated October 1, 1995.
        10.9*++        --           Letter Agreement between the Company and Joseph F.
                                    Fojtasek, dated February 13, 1996.
        10.10*         --           Promissory Note executed by Tristan E. Juergens, dated
                                    November 1, 1995.
        10.11*         --           Promissory Note executed by Tristan E. Juergens, dated
                                    August 29, 1995.
        10.12*         --           Stock Purchase Agreement
                                    between the Company and Tristan
                                    E. Juergens, dated August 29,
                                    1995.
        10.13*         --           Stock Award Agreement between the Company and Tristan
                                    E. Juergens, dated August 31, 1995.
        10.14*         --           Stock Award Agreement between the Company and Robert F.
                                    Nelson, dated August 31, 1995.
        10.15*         --           Stock Award Agreement between the Company and Sandra D.
                                    Schreiber, dated August 31, 1995.
        10.16*         --           Stock Award Agreement between the Company and William
                                    E. Younkes, dated August 31, 1995.
        10.17*         --           Note Purchase Agreement
                                    between the Company and certain
                                    parties named therein, dated
                                    April 19, 1994.
        10.18*         --           Series C Preferred Stock Purchase Agreement, dated July
                                    19, 1994.
        10.19*         --           Supplemental Agreement to Series C Preferred Stock
                                    Purchase Agreement between the Company and certain
                                    parties named therein, dated September 30, 1994.
        10.20*         --           Note and Warrant Purchase Agreement between the Company
                                    and certain parties named therein, dated March 14, 1995,
                                    including forms of Convertible Promissory Notes and Stock
                                    Purchase Warrants issued to the parties.
        10.21*         --           Series D Preferred Stock Purchase Agreement between the
                                    Company and certain parties named therein, dated May 24,
                                    1995.
        10.22*         --           Guaranty Agreement between the Company and Steven Paul,
                                    dated May 24, 1995.
        10.23*         --           Stock Purchase Warrant issued
                                    to Freedom Ventures Incorporated,
                                    dated May 24, 1995.
        10.24*         --           Letter Agreement among the
                                    Company, Harold Scott and certain
                                    parties named therein, dated
                                    January 18, 1996.
        10.25*         --           Series E Preferred Stock Purchase Agreement between the
                                    Company and Johnson Controls Battery Group, Inc. and
                                    certain other parties named therein, dated June 26, 1995.
        10.26*         --           Purchasers and Principal Stockholder Agreement among
                                    the Company, Tristan E. Juergens and certain other
                                    parties named therein, dated June 26, 1995.
        10.27*         --           Warrant to Purchase Shares of Series E Preferred Stock
                                    issued to Johnson Controls Battery Group, Inc., dated
                                    June 26, 1995.
        10.28*         --           Joint Venture Agreement between the Company and Johnson
                                    Controls Battery Group, Inc., dated June 26, 1995.
        10.29*         --           Johnson Controls/Bolder LLC Operating Agreement between
                                    the Company and Johnson Controls Battery Group, Inc.,
                                    dated June 26, 1995.
        10.30*         --           BTC Johnson Controls License Agreement between the
                                    Company and Johnson Controls Battery Group, Inc., dated
                                    June 26, 1995.
        10.31*         --           Johnson Controls License
                                    Agreement between the Company and
                                    Johnson Controls/Bolder LLC,
                                    dated June 26, 1995.
        10.32*         --           Johnson Controls JV Trade Name License Agreement among
                                    the Company, Johnson Controls/Bolder LLC and Johnson
                                    Controls Battery Group, Inc., dated June 26, 1995.
        10.33*         --           JV BTC/Johnson Controls License Agreement among the
                                    Company, Johnson Controls Battery Group, Inc. and Johnson
                                    Controls/Bolder LLC, dated June 26, 1995.
        10.34*         --           JV BTC/Johnson Controls Manufacturing and Supply
                                    Agreement among the Company, Johnson Controls Battery



                                    Group, Inc. and Johnson Controls/Bolder LLC, dated June
                                    26, 1995.
        10.35***       --           Agreement among the Company, Johnson Controls Battery
                                    Group, Inc. and Johnson Controls/Bolder LLC, dated as of
                                    July 31, 1996.
        10.36***       --           Cross Supply Agreement between the Company and Johnson
                                    Controls Battery Group, Inc., dated as of January 22,
                                    1997.
        10.37*         --           Senior Loan and Security Agreement between the Company
                                    and Phoenix Leasing Incorporated, dated July 29, 1994,
                                    including forms of Warrants to Purchase Shares of Series
                                    C Preferred Stock and Promissory Notes issued to Phoenix
                                    Leasing Incorporated.
        10.38*         --           First Amendment to Purchase Agreement between the
                                    Company and Phoenix Leasing Incorporated, dated July 29,
                                    1994.
        10.39*         --           Amendment to Purchase Agreement between the Company,
                                    certain stockholders of the Company and Phoenix Leasing
                                    Incorporated, dated March 25, 1996.
        10.40*         --           Warrant issued to Phoenix Leasing Incorporated, dated
                                    March 25, 1996.
        10.41          --           Security Agreement between the Company and Transamerica
                                    Business Credit Corporation, dated as of March 4, 1997,
                                    including form of Promissory Notes issued to Transamerica
                                    Business Credit Corporation.
        10.42*         --           Service Agreement between the Company and Chemical
                                    Waste Management, Inc., dated October 19, 1993.
        10.43*         --           Lease Agreement between the Company and Jefferson Park
                                    West, dated December 13, 1993.
        10.44*         --           Lease Agreement between the Company and Jefferson Park
                                    West, dated November 14, 1994.
        10.45*         --           Agreement between the Company and Wright Industries,
                                    Dated March 5, 1996.
        10.46+         --           Purchase Agreement, dated October 3, 1997, between the
                                    Registrant and BT Alex. Brown Incorporated.
        10.47+         --           Registration Rights Agreement, dated October 8, 1997,
                                    between the Registrant and BT  Alex. Brown Incorporated.
        10.48++        --           Employment Agreement between
                                    the Company and Arthur S. Homa,
                                    dated September 19, 1997.
        23.1           --           Consent of Arthur Andersen LLP, Independent Auditors.
        27.1           --           Financial Data Schedule for the year ended December 31, 1997.
        27.2           --           Restated Financial Data Schedules for the years ended
                                    December 31, 1993, 1994, 1995 and 1996.

-------------------------
+Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-41625) and incorporated herein by reference.

++Management contract.

*Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-2500-D) and incorporated herein by reference.

**Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-8 (Registration 33-20989) and incorporated herein by reference.

*** Previously filed with the Commission as an exhibit to the Company's February 5, 1997 Form 8-K (File No. 0-28060) and incorporated herein by reference.

****Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-21753) and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BOLDER TECHNOLOGIES CORPORATION

         Date:    March 27, 1998           By:/s/ DANIEL S. LANKFORD
                                              ----------------------------------
                                              Daniel S. Lankford
                                              Chief Executive Officer, President
                                              and Chairman of the Board

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

                       SIGNATURE                             TITLE                      DATE
                       ---------                             -----                      ----
        /s/ DANIEL S. LANKFORD                     Chief Executive Officer,        March 27, 1998
        ----------------------                     President and Chairman of
           (Daniel S. Lankford)                    the Board (Principal
                                                   Executive Officer)

        /s/ JOSEPH F. FOJTASEK                     Chief Financial Officer,        March 27, 1998
        ----------------------                     Vice President of Finance
           (Joseph F. Fojtasek)                    and Administration, Treasurer,
                                                   and Secretary (Principal
                                                   Financial and Accounting
                                                   Officer)

        /s/ WILMER R. BOTTOMS                      Director                        March 27, 1998
        ---------------------
           (Wilmer R. Bottoms)

        /s/ WILLIAM D. CONNOR                      Director                        March 27, 1998
        ---------------------
           (William D. Connor)

        /s/ DONOVAN B. HICKS                       Director                        March 27, 1998
        --------------------
           (Donovan B. Hicks)

        /s/ TRISTAN E. JUERGENS                    Director                        March 27, 1998
        -----------------------
           (Tristan E. Juergens)

        /s/ DAVID L. RIEGEL                        Director                        March 27, 1998
        -------------------
           (David L. Riegel)

        /s/ CARL S. STUTTS                         Director                        March 27, 1998
        ------------------
           (Carl S. Stutts)



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To BOLDER Technologies Corporation:

We have audited the accompanying balance sheets of BOLDER Technologies Corporation (a Delaware corporation in the development stage) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each year in the three-year period ended December 31, 1997, and for the period from inception (March 22, 1991) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOLDER Technologies Corporation (a development stage company) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each year in the three-year period ended December 31, 1997, and for the period from inception to December 31, 1997, in conformity with generally accepted accounting principles.


Denver, Colorado,                       /s/ ARTHUR ANDERSEN LLP
  February 5, 1998.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS


                                                                       1997                 1996
                                                                       ----                 ----
CURRENT ASSETS:
      Cash and cash equivalents                                    $  5,414,330         $    968,297
      Available-for-sale securities                                  14,980,447           15,102,380
      Inventory                                                         162,828               35,796
      Trade accounts receivable                                          78,453               91,716
      Prepaid expenses                                                  121,656               66,205
                                                                   ------------         ------------

         Total current assets                                        20,757,714           16,264,394
                                                                   ------------         ------------
PROPERTY AND EQUIPMENT, at cost:
      Furniture, fixtures and equipment                               2,893,378            1,738,570
      Leasehold improvements                                          5,206,887              371,731
      Construction in progress                                       13,403,336            9,517,047
                                                                   ------------         ------------

                                                                     21,503,601           11,627,348
      Less- Accumulated depreciation and amortization                (1,230,669)            (947,809)
                                                                   ------------         ------------

         Property and equipment, net                                 20,272,932           10,679,539
PATENTS, net of accumulated amortization of $33,477 and
      $16,304 in 1997 and 1996, respectively                            207,770              150,998
OTHER ASSETS                                                             37,173               51,185
                                                                   ------------         ------------
                    Total assets                                   $ 41,275,589         $ 27,146,116
                                                                   ============         ============


The accompanying notes to financial statements are an integral part of these balance sheets.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             1997                1996
                                                                                             ----                ----
CURRENT LIABILITIES:
      Accounts payable                                                                  $  1,061,897        $    244,893
      Construction in progress payables                                                      746,259           2,043,294
      Accrued compensation and other accrued liabilities (Note 8)                            953,791             554,148
      Deferred revenue (Note 5)                                                            1,821,924             746,343
      Current portion of notes payable (Note 6)                                            1,157,238             270,541
      Current portion of capital lease payable (Note 6)                                           --               1,819
                                                                                        ------------        ------------
         Total current liabilities                                                         5,741,109           3,861,038
                                                                                        ------------        ------------

LONG-TERM LIABILITIES:
      Notes payable (Note 6)                                                               5,247,665             214,177
                                                                                        ------------        ------------
         Total long-term liabilities                                                       5,247,665             214,177
                                                                                        ------------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS'  EQUITY:
      Convertible, redeemable preferred stock, $0.01 par value, 5,000,000 shares authorized; 336,200 and none issued and outstanding at December 31,
         1997 and 1996, with a liquidation and redemption
         value of $16,810,000 and $0, respectively                                        16,205,046                  --
      Common stock, $.001 par value, 25,000,000 shares authorized;
         9,498,440 and 9,447,622 issued at December 31, 1997
         and 1996, respectively                                                                9,498               9,448
      Treasury stock, $.001 par common stock, 33,333 shares at
         December 31, 1997 and 1996                                                          (50,000)            (50,000)
      Additional paid-in capital                                                          36,522,069          36,761,827
      Deficit accumulated during the development stage                                   (22,399,798)        (13,650,374)
                                                                                        ------------        ------------
         Total stockholders' equity                                                       30,286,815          23,070,901
                                                                                        ------------        ------------
                    Total liabilities and stockholders' equity                          $ 41,275,589        $ 27,146,116
                                                                                        ============        ============


The accompanying notes to financial statements are an integral part of these balance sheets.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                                   FOR THE
                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                FOR THE YEAR ENDED DECEMBER 31,              (MARCH 22, 1991) TO
                                                          1997               1996              1995           DECEMBER 31, 1997
                                                          ----               ----              ----           -----------------

REVENUES (Note 10):
     Research and development                         $  2,466,377      $    440,324       $     66,667          $   2,906,701
     Product sales                                          84,716            35,580             39,006                268,681
                                                      ------------      ------------       ------------          -------------
         Total revenues                                  2,551,093           475,904            105,673              3,175,382
                                                      ------------      ------------       ------------          -------------

COST OF REVENUES                                           707,606           171,486             49,647                949,693
                                                      ------------      ------------       ------------          -------------
                                                         1,843,487           304,418             56,026              2,225,689
                                                      ------------      ------------       ------------          -------------

OPERATING EXPENSES:
     Research and development                            6,743,534         2,863,552          2,479,428             16,469,734
     General and administrative                          3,697,061         2,132,565            808,724              8,454,239
     Selling and marketing                                 357,716           212,960            163,771                734,447
                                                      ------------      ------------       ------------          -------------
         Total operating expenses                       10,798,311         5,209,077          3,451,923             25,658,420
                                                      ------------      ------------       ------------          -------------

LOSS FROM OPERATIONS                                    (8,954,824)       (4,904,659)        (3,395,897)           (23,432,731)

OTHER INCOME (EXPENSE):
     Interest income                                       839,025           798,846            126,546              1,853,138
     Interest expense (including $0, $51,737,
         $41,950, and $139,825 in 1997, 1996,
         1995 and from inception, respectively,
         to related parties)                              (633,625)          (54,277)           (72,633)              (820,205)
                                                      ------------      ------------       ------------          -------------

NET LOSS                                              $ (8,749,424)     $ (4,160,090)      $ (3,341,984)         $ (22,399,798)
                                                      ============      ============       ============          =============



     Basic net loss per share (Note 2)                $      (0.97)     $      (0.64)      $      (3.07)
                                                      ============      ============       ============

     Shares used in computing basic
         net loss per share (Note 2)                     9,446,930         6,465,281          1,087,554
                                                      ============      ============       ============

     Unaudited, pro forma basic
         net loss per share (Note 2)                                    $      (0.49)
                                                                        ============

     Shares used in computing unaudited,
         pro forma basic net loss per share (Note 2)                       8,437,817
                                                                        ============



The accompanying notes to financial statements are an integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MARCH 22, 1991) TO DECEMBER 31, 1997


                                                                   STOCKHOLDERS' DEFICIT
                                                                   ---------------------
                                                    MANDATORILY
                                                    REDEEMABLE
                                                    CONVERTIBLE                                            OPTIONS AND
                                                  PREFERRED STOCK                    COMMON STOCK           WARRANTS
                                               -------------------------         ----------------------     --------
                                               SHARES             AMOUNT         SHARES          AMOUNT      SHARES
                                               ------             ------         ------          ------      ------
BALANCES, INCEPTION (March 22,
  1991) .............................               --        $      --               --        $      --        --
  Issuance of common stock to an
    officer for contributed research
    and development, stated at
    historical carrying value of $0,
    recorded at par, in March 1991 ..               --               --          550,000              550        --
  Issuance of common stock to an
    officer for cash ($0.0165 per
    share), recorded at estimated
    fair market value ($0.15 per
    share), in March 1991 ...........               --               --            9,167                9        --
  Issuance of common stock for cash
    ($0.36 per share), net of
    offering costs of $7,650, in
    April 1991 ......................               --               --          137,500              138        --
  Issuance of common stock to lessor,
    recorded at estimated fair market
    value ($0.15 per share), in May .               --               --            8,937                9        --
    1991
  Issuance of Series A preferred
    stock for cash ($0.927 per
    share), net of offering costs of
    $31,100, in June, August and
    November 1991 ...................          337,550          313,000               --               --        --
  Net income (loss) .................               --               --               --               --        --
                                             ---------        ---------        ---------        ---------        --
BALANCES, December 31, 1991 .........          337,550          313,000          705,604              706        --
  Issuance of Series A preferred
    stock for cash ($0.927 per
    share), in April 1992 ...........          234,014          217,000               --               --        --
  Issuance of shares of common stock
    to an officer for services,
    recorded at estimated fair market
    value ($0.15 per share), in
    November 1992 ...................               --               --           45,834               46
  Net income (loss) .................               --               --               --               --        --
                                             ---------        ---------        ---------        ---------        --
BALANCES, December 31, 1992 .........          571,564        $ 530,000          751,438        $     752        --
                                             =========        =========        =========        =========        ==

                                                            STOCKHOLDERS' DEFICIT
                                                            ---------------------
                                                                                                  DEFICIT
                                             OPTIONS AND                                         ACCUMULATED
                                              WARRANTS     ADDITIONAL      TREASURY STOCK        DURING THE
                                              ------        PAID-IN       ------------------     DEVELOPMENT
                                              AMOUNT        CAPITAL       SHARES      AMOUNT        STAGE
                                              ------        -------       ------      ------        -----
BALANCES, INCEPTION (March 22,
  1991) .............................        $  --        $      --         --        $  --        $      --
  Issuance of common stock to an
    officer for contributed research
    and development, stated at
    historical carrying value of $0,
    recorded at par, in March 1991 ..           --            2,450         --           --               --
  Issuance of common stock to an
    officer for cash ($0.0165 per
    share), recorded at estimated
    fair market value ($0.15 per
    share), in March 1991 ...........           --            1,366         --           --               --
  Issuance of common stock for cash
    ($0.36 per share), net of
    offering costs of $7,650, in
    April 1991 ......................           --           42,212         --           --               --
  Issuance of common stock to lessor,
    recorded at estimated fair market
    value ($0.15 per share), in May .           --            1,332         --           --               --
    1991
  Issuance of Series A preferred
    stock for cash ($0.927 per
    share), net of offering costs of
    $31,100, in June, August and
    November 1991 ...................           --          (31,100)        --           --               --
  Net income (loss) .................           --               --         --           --         (194,512)
                                             -----        ---------         --        -----        ---------
BALANCES, December 31, 1991 .........           --           16,260         --           --         (194,512)
  Issuance of Series A preferred
    stock for cash ($0.927 per
    share), in April 1992 ...........           --               --         --           --               --
  Issuance of shares of common stock
    to an officer for services,
    recorded at estimated fair market
    value ($0.15 per share), in .....
    November 1992 ...................                         6,829         --           --               --
  Net income (loss) .................           --               --         --           --         (637,733)
                                             -----        ---------         --        -----        ---------
BALANCES, December 31, 1992 .........        $  --        $  23,089         --        $  --        $(832,245)
                                             =====        =========         ==        =====        =========

               The accompanying notes to financial statements are
                     an integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MARCH 22, 1991) TO DECEMBER 31, 1997


                                                                   STOCKHOLDERS' DEFICIT
                                                                   ---------------------
                                                    MANDATORILY
                                                    REDEEMABLE
                                                    CONVERTIBLE                                          OPTIONS AND
                                                  PREFERRED STOCK                COMMON STOCK              WARRANTS
                                             ---------------------------   -------------------------      --------
                                               SHARES         AMOUNT         SHARES         AMOUNT         SHARES
                                             ----------     ----------     ----------     ----------     ----------
BALANCES, December 31, 1992 ............        571,564     $  530,000        751,438     $      752             --
  Issuance of Series B preferred stock
    ($1.50 per share) in January 1993
    for cash of $3,143,140 and
    conversion of debt of $717,864,
    net of offering costs of $27,524 ...      2,574,003      3,861,004             --             --             --
  Net income (loss) ....................             --             --             --             --             --
                                             ----------     ----------     ----------     ----------     ----------
BALANCES, December 31, 1993 ............      3,145,567      4,391,004        751,438            752             --
  Issuance of Series C preferred stock
    ($3.00 per share) in July and
    September 1994 for cash of
    $2,474,522 and conversion of debt
    and accrued interest totaling
    $1,028,274, net of offering costs of
    $58,871 ............................      1,167,595      3,502,796             --             --             --
  Issuance of warrants to purchase
    10,500 shares of Series C
    preferred stock, in July 1994,
    exercisable at $3.00 per share .....             --             --             --             --         10,500
  Issuance of common stock to
    employees for options exercised
    ($0.09 per share), in January and
    July 1994 ..........................             --             --         19,226             19             --
  Issuance of common stock to an
    officer for cash ($0.375 per
    share), in July 1994 ...............             --             --        133,333            133             --
  Issuance of common stock to an
    officer, in exchange for services
    in accordance with employment
    agreement ($0.128 per share), in
    August 1994 ........................             --             --        124,705            125             --
  Issuance of common stock to
    consultants for services ($0.375
    per share), in August 1994 .........             --             --          7,333              7             --
  Issuance of common stock to
    employees for options exercised
    ($0.15 per share), in July and
    November 1994 ......................             --             --          4,805              5             --
  Net income (loss) ....................             --             --             --             --             --
                                             ----------     ----------     ----------     ----------     ----------
BALANCES, December 31, 1994 ............      4,313,162     $7,893,800      1,040,840     $    1,041         10,500
                                             ==========     ==========     ==========     ==========     ==========


                                                            STOCKHOLDERS' DEFICIT
                                                            ---------------------
                                                                                                      DEFICIT
                                             OPTIONS AND                                             ACCUMULATED
                                              WARRANTS     ADDITIONAL      TREASURY STOCK            DURING THE
                                              ------        PAID-IN       ------------------         DEVELOPMENT
                                              AMOUNT        CAPITAL       SHARES      AMOUNT            STAGE
                                              ------        -------       ------      ------            -----

BALANCES, December 31, 1992 ............        $ --        $    23,089         --        $  --        $  (832,245)
  Issuance of Series B preferred stock
    ($1.50 per share) in January 1993
    for cash of $3,143,140 and
    conversion of debt of $717,864,
    net of offering costs of $27,524 ...          --            (22,714)        --           --                 --
  Net income (loss) ....................          --                 --         --           --         (1,999,831)
                                                ----        -----------         --        -----        -----------
BALANCES, December 31, 1993 ............          --                375         --           --         (2,832,076)
  Issuance of Series C preferred stock
    ($3.00 per share) in July and
    September 1994 for cash of
    $2,474,522 and conversion of debt
    and accrued interest totaling
    $1,028,274, net of offering costs of
    $58,871 ............................          --            (58,871)        --           --                 --
  Issuance of warrants to purchase
    10,500 shares of Series C
    preferred stock, in July 1994,
    exercisable at $3.00 per share .....          --                 --         --           --                 --
  Issuance of common stock to
    employees for options exercised
    ($0.09 per share), in January and
    July 1994 ..........................          --              1,710         --           --                 --
  Issuance of common stock to an
    officer for cash ($0.375 per
    share), in July 1994 ...............          --             49,867         --           --                 --
  Issuance of common stock to an
    officer, in exchange for services
    in accordance with employment
    agreement ($0.128 per share), in
    August 1994 ........................          --             15,830         --           --                 --
  Issuance of common stock to
    consultants for services ($0.375
    per share), in August 1994 .........          --              2,744         --           --                 --
  Issuance of common stock to
    employees for options exercised
    ($0.15 per share), in July and
    November 1994 ......................          --                716         --           --                 --
  Net income (loss) ....................          --                 --         --           --         (3,316,224)
                                                ----        -----------         --        -----        -----------
BALANCES, December 31, 1994 ............        $--         $    12,371         --        $  --        $(6,148,300)
                                                ====        ===========         ==        =====        ===========





               The accompanying notes to financial statements are
                     an integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MARCH 22, 1991) TO DECEMBER 31, 1997


                                                                                                   STOCKHOLDERS' DEFICIT
                                                                                         ---------------------------------------
                                                                   MANDATORILY
                                                                    REDEEMABLE
                                                                   CONVERTIBLE                                        OPTIONS AND
                                                                 PREFERRED STOCK                COMMON STOCK            WARRANTS
                                                              ----------------------     -------------------------      --------
                                                               SHARES       AMOUNT         SHARES         AMOUNT         SHARES
                                                              ---------   ----------     ----------     ----------     ----------
BALANCES, December 31, 1994 .............................     4,313,162   $ 7,893,800     1,040,840   $     1,041        10,500
 Issuance of warrants in March 1995, to
   purchase 149,998 shares of common stock,
   exercisable at $0.75 per share for
   five years, in connection with the
   issuance of debt, for a purchase price
   of $0.015 per warrant ................................            --            --            --            --       149,998
 Issuance of Series C preferred stock
   ($3.00 per share) in April 1995 in
   conversion of accrued interest of
   $41,950 ..............................................        13,979        41,950            --            --            --
 Issuance of Series D preferred stock
   ($6.00 per share) in April 1995 for
   cash of $2,000,000 and conversion of
   debt of $1,797,732, net of offering
   costs of $28,819 .....................................       632,951     3,797,732            --            --            --
 Issuance of warrants to purchase
   166,666 shares of common stock,
   exercisable at $1.50 per share for five
   years, in connection with the issuance
   of Series D preferred, in April 1995,
   for a purchase price of
   $.0015 per warrant ...................................            --            --            --            --       166,666
 Issuance of 90-day option to purchase
   166,667 shares of Series D preferred
   stock in April 1995, exercisable at $6
   per share, in connection with the
   issuance of Series D preferred
   stock ................................................            --            --            --            --       166,667
 Partial exercise of option ($6.00 per
   share) in August 1995 for Series D
   preferred stock ......................................        33,333       200,000            --            --      (166,667)
 Issuance of Series E preferred stock
   ($6.00 per share) in June 1995 for
   cash of $1,500,000, net of offering
   costs of $28,963 .....................................       250,000     1,500,000            --            --            --
 Issuance of warrants to purchase
   308,666 shares of Series E preferred
   stock in June 1995, exercisable at $6.00
   per share for one year, in connection
   with the issuance of Series E preferred
   stock, for a purchase price of $.0015 per
   warrant ..............................................            --            --            --            --       308,666
 Purchase of 33,333 shares of treasury
   stock for $1.50 per share for cash
   from a founder, in August 1995 .......................            --            --            --            --            --
 Issuance of common stock to employees
   for options exercised ($.09 per
   share) in August and December
   1995 .................................................            --            --        49,817            50            --
 Issuance of common stock to employees
   for options exercised ($.15 per
   share) in February, April, September
   and December 1995 ....................................            --            --        33,321            33            --
 Issuance of common stock to employees
   ($1.50 per share) in August 1995 for
   cash .................................................            --            --        22,443            22            --
 Net income (loss) ......................................            --            --            --            --            --
                                                            -----------   -----------   -----------   -----------   -----------
BALANCES, December 31, 1995 .............................     5,243,425   $13,433,482     1,146,421   $     1,146       635,830
                                                            ===========   ===========   ===========   ===========   ===========

                                                                                    STOCKHOLDERS' DEFICIT
                                                             -----------------------------------------------------------------------
                                                                                                                          DEFICIT
                                                              OPTIONS AND                                               ACCUMULATED
                                                               WARRANTS   ADDITIONAL           TREASURY STOCK            DURING THE
                                                                ------      PAID-IN         ---------------------       DEVELOPMENT
                                                                AMOUNT      CAPITAL         SHARES         AMOUNT          STAGE
                                                                ------      -------         ------         ------          -----
BALANCES, December 31, 1994 .............................   $        --   $    12,371             --    $        --    $(6,148,300)
 Issuance of warrants in March 1995, to
   purchase 149,998 shares of common stock,
   exercisable at $0.75 per share for
   five years, in connection with the
   issuance of debt, for a purchase price
   of $0.015 per warrant ................................         2,250            --             --             --             --
 Issuance of Series C preferred stock
   ($3.00 per share) in April 1995 in
   conversion of accrued interest of
   $41,950 ..............................................            --            --             --             --             --
 Issuance of Series D preferred stock
   ($6.00 per share) in April 1995 for
   cash of $2,000,000 and conversion of
   debt of $1,797,732, net of offering
   costs of $28,819 .....................................            --       (28,819)            --             --             --
 Issuance of warrants to purchase
   166,666 shares of common stock,
   exercisable at $1.50 per share for five
   years, in connection with the issuance
   of Series D preferred, in April 1995,
   for a purchase price of
   $.0015 per warrant ...................................           250            --             --             --             --
 Issuance of 90-day option to purchase
   166,667 shares of Series D preferred
   stock in April 1995, exercisable at $6
   per share, in connection with the
   issuance of Series D preferred
   stock ................................................            --            --             --             --             --
 Partial exercise of option ($6.00 per
   share) in August 1995 for Series D
   preferred stock ......................................            --            --             --             --             --
 Issuance of Series E preferred stock
   ($6.00 per share) in June 1995 for
   cash of $1,500,000, net of offering
   costs of $28,963 .....................................            --       (28,963)            --             --             --
 Issuance of warrants to purchase
   308,666 shares of Series E preferred
   stock in June 1995, exercisable at $6.00
   per share for one year, in connection
   with the issuance of Series E preferred
   stock, for a purchase price of $.0015 per
   warrant ..............................................           463            --             --             --             --
 Purchase of 33,333 shares of treasury
   stock for $1.50 per share for cash
   from a founder, in August 1995 .......................            --            --        (33,333)       (50,000)            --
 Issuance of common stock to employees
   for options exercised ($.09 per
   share) in August and December
   1995 .................................................            --         4,406             --             --             --
 Issuance of common stock to employees
   for options exercised ($.15 per
   share) in February, April, September
   and December 1995 ....................................            --         4,964             --             --             --
 Issuance of common stock to employees
   ($1.50 per share) in August 1995 for
   cash .................................................            --        33,651             --             --             --
 Net income (loss) ......................................            --            --             --             --     (3,341,984)
                                                            -----------   -----------    -----------    -----------    -----------
BALANCES, December 31, 1995 .............................   $     2,963   $    (2,390)       (33,333)   $   (50,000)   $(9,490,284)
                                                            ===========   ===========    ===========    ===========    ===========



              The accompanying notes to financial statements are an
                       integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MARCH 22, 1991) TO DECEMBER 31, 1997

                                                                                                   STOCKHOLDERS' DEFICIT
                                                                                         ---------------------------------------
                                                                     MANDATORILY
                                                                      REDEEMABLE
                                                                     CONVERTIBLE                                       OPTIONS AND
                                                                   PREFERRED STOCK                COMMON STOCK           WARRANTS
                                                              -------------------------     -------------------------    --------
                                                               SHARES          AMOUNT         SHARES         AMOUNT        SHARES
                                                              ---------      ----------     ----------     ----------    ----------
 Balances December 31, 1995 ............................      5,243,425      $ 13,433,482      1,146,421     $1,146      635,830
 Issuance of Series D Preferred Stock
   ($6.00 per share) for cash ..........................         16,666           100,000             --         --           --
 Issuance of common stock for options
   exercised ($0.15 per share) .........................             --                --        216,396        216           --
 Issuance of warrants to purchase 8,625
   shares of Series C preferred stock,
   in March 1996, exercisable at $6 per
   share ...............................................             --                --             --         --        8,625
 Issuance of common stock for warrants
   exercised ($6.00 per share) in April ................             --                --        308,666        309     (308,666)
 Issuance of common stock for warrants
   exercised ($1.50 per share) in April ................             --                --        166,666        167     (166,666)
 Issuance of common stock for warrants
   exercised ($0.75 per share) in April ................             --                --        145,137        146     (149,998)
 Conversion of Mandatorily Redeemable
   Preferred Stock into shares of
   common stock in May .................................     (5,260,091)      (13,533,482)     5,260,091      5,260           --
 Issuance of common stock upon an
   Initial Public Offering, net of
   offering costs of $2,060,483 ........................             --                --      2,200,000      2,200           --
 Issuance of common stock to employees
   for options exercised ($0.53 per ....................             --                --             69         --           --
   share) in September 1996
 Issuance of common stock to employees
   for options exercised ($0.38 per
   share) in October and December ......................             --                --            460         --           --
 Issuance of common stock to employees
   for options exercised ($0.75 per ....................             --                --             50         --           --
   share) in October 1996
 Issuance of common stock to employees
   for options exercised ($0.09 per
   share) in October 1996 ..............................             --                --          3,666          4           --
 Net income (loss) .....................................             --                --             --         --           --
                                                             ----------      ------------      ---------     ------     --------
BALANCES, December 31, 1996 ............................             --      $         --      9,447,622     $9,448       19,125
                                                             ==========      ============      =========     ======     ========

                                                                                 STOCKHOLDERS' DEFICIT
                                                           -----------------------------------------------------------------------
                                                                                                                        DEFICIT
                                                           OPTIONS AND                                                 ACCUMULATED
                                                            WARRANTS     ADDITIONAL           TREASURY STOCK            DURING THE
                                                             ------        PAID-IN         ---------------------       DEVELOPMENT
                                                             AMOUNT        CAPITAL         SHARES         AMOUNT          STAGE
                                                             ------        -------         ------         ------          -----
 Balances December 31, 1995 ............................     $ 2,963      $     (2,390)     (33,333)     $(50,000)     $ (9,490,284)
 Issuance of Series D Preferred Stock
   ($6.00 per share) for cash ..........................          --                --           --            --                --
 Issuance of common stock for options
   exercised ($0.15 per share) .........................          --            32,243           --            --                --
 Issuance of warrants to purchase 8,625
   shares of Series C preferred stock,
   in March 1996, exercisable at $6 per
   share ...............................................          --                --           --            --                --
 Issuance of common stock for warrants
   exercised ($6.00 per share) in April ................        (463)        1,852,150           --            --                --
 Issuance of common stock for warrants
   exercised ($1.50 per share) in April ................        (250)          250,082           --            --                --
 Issuance of common stock for warrants
   exercised ($0.75 per share) in April ................      (2,250)           63,627           --            --                --
 Conversion of Mandatorily Redeemable
   Preferred Stock into shares of
   common stock in May .................................          --        13,528,222           --            --                --
 Issuance of common stock upon an
   Initial Public Offering, net of
   offering costs of $2,060,483 ........................          --        21,037,317           --            --                --
 Issuance of common stock to employees
   for options exercised ($0.53 per ....................          --                37           --            --                --
   share) in September 1996
 Issuance of common stock to employees
   for options exercised ($0.38 per
   share) in October and December 1996 .................          --               175           --            --                --

 Issuance of common stock to employees
   for options exercised ($0.75 per ....................          --                38           --            --                --
   share) in October 1996
 Issuance of common stock to employees
   for options exercised ($0.09 per
   share) in October 1996 ..............................          --               326           --            --                --
 Net income (loss) .....................................          --                --           --            --        (4,160,090)
                                                             -------      ------------      -------      --------      ------------
BALANCES, December 31, 1996 ............................     $    --      $ 36,761,827      (33,333)     $(50,000)     $ 13,650,374)
                                                             =======      ============      =======      ========      ============



              The accompanying notes to financial statements are an
                       integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MARCH 22, 1991) TO DECEMBER 31, 1997

                                                                                              STOCKHOLDERS' (DEFICIT) EQUITY
                                                                                         ---------------------------------------
                                                                     CONVERTIBLE
                                                                      REDEEMABLE
                                                                   PREFERRED STOCK                COMMON STOCK           WARRANTS
                                                              -------------------------     -------------------------    --------
                                                               SHARES          AMOUNT         SHARES         AMOUNT        SHARES
                                                              ---------      ----------     ----------     ----------    ----------
BALANCES, December 31, 1996 ..............................          --      $       --     9,447,622     $    9,448       19,125
 Issuance of common stock under the
    Employee Stock Purchase Plan ($8.93
    -$11.90 per share) ...................................          --              --        15,375             15          --
 Issuance of common stock to
    employees for options exercised
    ($0.09 - $6.00 per share) ............................          --              --        35,443             35          --
 Issuance of Series A Convertible,
    Redeemable Preferred Stock as part of
    a Private Placement, net of offering
    costs of $1,007,274 in October .......................     336,200      15,802,726            --             --          --
 Issuance of warrants to purchase
    30,641 shares of common stock
    exercisable at $14.50 per share for
    five years, in connection with the
    issuance of the Series A Convertible,
 Redeemable Preferred Stock ..............................          --              --            --             --      30,641
 Accretion of preferred stock offering costs .............          --          50,000            --             --          --
 Accrual of Series A Preferred Stock
     dividend ............................................          --         352,320            --             --          --
 Net loss ................................................          --              --            --             --          --
                                                               -------     -----------     ---------     ----------     -------
BALANCES, December 31, 1997 ..............................     336,200     $16,205,046     9,498,440     $    9,498      49,766
                                                               =======     ===========     =========     ==========     =======

                                                               STOCKHOLDERS' (DEFICIT) EQUITY
                                             --------------------------------------------------------------------
                                                                                                       DEFICIT
                                                                                                      ACCUMULATED
                                             WARRANTS     ADDITIONAL           TREASURY STOCK         DURING THE
                                             --------      PAID-IN       ------------------------     DEVELOPMENT
                                              AMOUNT       CAPITAL          SHARES        AMOUNT         STAGE
                                             --------    ------------    ------------    --------    ------------

BALANCES, December 31, 1996 ..............   $    --     $ 36,761,827         (33,333)   $(50,000)   $(13,650,374)
 Issuance of common stock under the
    Employee Stock Purchase Plan ($8.93
    -$11.90 per share) ...................        --          152,985              --          --              --
 Issuance of common stock to
    employees for options exercised
    ($0.09 - $6.00 per share) ............        --            9,577              --          --              --
 Issuance of Series A Convertible,
    Redeemable Preferred Stock as part of
    a Private Placement, net of offering
    costs of $1,007,274 in October .......        --               --              --          --              --
 Issuance of warrants to purchase
    30,641 shares of common stock
    exercisable at $14.50 per share for
    five years, in connection with the
    issuance of the Series A Convertible,
    Redeemable Preferred Stock ...........        --               --              --          --              --
 Accretion of preferred stock
    offering costs.......................        --          (50,000)             --          --              --
 Accrual of Series A Preferred Stock
    dividend .............................        --         (352,320)             --          --              --
 Net loss ................................        --               --              --          --      (8,749,424)
                                             -------     ------------    ------------    --------    ------------
BALANCES, December 31, 1997 ..............   $    --     $ 36,522,069         (33,333)   $(50,000)   $(22,399,798)
                                             =======     ============    ============    ========    ============


             The accompanying notes to financial statements are an
                       integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                                      FOR THE
                                                                                                                    PERIOD FROM
                                                                                                                     INCEPTION
                                                                      FOR THE YEAR ENDED DECEMBER 31,            (MARCH 22, 1991) TO
                                                                1997               1996              1995         DECEMBER 31, 1997
                                                                ----               ----              ----         -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $ (8,749,424)      $ (4,160,090)     $ (3,341,984)        $ (22,399,798)
 Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                670,672            404,082           324,140             1,635,711
    Loss from operations of joint venture                             --            669,025           164,136               833,161
    Interest expense paid in preferred stock                          --                 --            41,950                70,224
    Common stock issued for research and
        development and general and administrative
        expenses                                                      --                 --                --                29,922
    Preferred stock offering costs charged to expense                 --                 --                --                 4,810
    Changes in
        Trade accounts receivable                                 13,263                452           (81,979)              (78,453)
        Inventory                                               (127,032)               318           (28,937)             (162,828)
        Prepaid expenses and other assets                        (41,439)             1,347           (83,932)             (159,755)
        Accounts payable                                         817,004             90,095            54,318             1,061,897
        Accrued liabilities                                      399,643            414,203           (20,774)              971,655
        Deferred revenue                                       1,075,581            746,343                --             1,821,924
                                                            ------------       ------------      ------------         -------------
           Net cash used in operating activities              (5,941,732)        (1,834,225)       (2,973,062)          (16,371,530)
                                                            ------------       ------------      ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of available-for-sale securities                   (12,894,062)       (25,717,811)       (8,326,912)          (58,746,804)
 Sale of available-for-sale securities                        13,015,995         12,750,909         6,985,778            43,766,357
 Purchases of property and equipment                         (10,247,985)        (9,759,156)         (305,829)          (21,857,528)
 Construction in progress payables                            (1,297,035)         2,043,294                --               746,259
 Issuance of notes receivable from founder                            --                 --          (152,066)             (152,066)
 Payment of notes receivable from founder                             --            152,066                --               152,066
 Investment in joint venture                                          --           (533,161)         (300,000)             (833,161)
 Patent costs                                                    (72,851)           (61,762)          (57,186)             (240,153)
                                                            ------------       ------------      ------------         -------------
           Net cash used in investing activities             (11,495,938)       (21,125,621)       (2,156,215)          (37,165,030)
                                                            ------------       ------------      ------------         -------------


The accompanying notes to financial statements are an integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                                      FOR THE
                                                                                                                    PERIOD FROM
                                                                                                                     INCEPTION
                                                                      FOR THE YEAR ENDED DECEMBER 31,           (MARCH 22, 1991) TO
                                                               1997               1996              1995         DECEMBER 31, 1997
                                                               ----               ----              ----         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock                $ 15,921,400       $    100,000     $   3,700,000     $   25,869,062
    Proceeds from issuance of common stock                        162,621         25,296,557            43,126         25,606,129
    Proceeds from issuance of convertible notes payable                 -                  -         1,797,732          3,497,732
    Proceeds from issuance of notes payable                     7,019,749            190,929           384,434          7,882,664
    Payments on notes payable                                  (1,101,383)          (255,960)         (108,650)        (1,479,580)
    Stock issuance costs                                         (118,684)        (2,060,483)          (57,782)        (2,362,094)
    Payments on capital lease                                          --             (7,119)           (5,592)           (15,986)
    Purchase of treasury stock from founder                            --                 --           (50,000)           (50,000)
    Issuance of warrants to purchase common
        or preferred stock                                             --                 --             2,963              2,963
                                                             ------------       ------------     -------------     --------------
           Net cash provided by financing activities           21,883,703         23,263,924         5,706,231         58,950,890
                                                             ------------       ------------     -------------     --------------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                            4,446,033            304,078           576,954          5,414,330
CASH AND CASH EQUIVALENTS, beginning of period                    968,297            664,219            87,265                 --
                                                             ============       ============     =============     ==============
CASH AND CASH EQUIVALENTS, end of period                     $  5,414,330       $    968,297     $     664,219     $    5,414,330
                                                             ============       ============     =============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid for interest                                   $    552,875       $     52,672     $      30,683     $      640,145
                                                             ============       ============     -============     ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

           Accretion of preferred stock offering costs       $     50,000       $         --     $          --     $       50,000
                                                             ============       ============     =============     ==============

           Common stock dividend accrual                     $    352,320       $         --     $          --     $      352,320
                                                             ============       ============     =============     ==============

    Conversion of notes payable and related accrued
    interest to preferred stock                              $         --       $         --     $   1,839,682     $    3,585,820
                                                             ============       ============     =============     ==============

    Property purchased under capital leases                  $         --       $         --     $          --     $       17,805
                                                             ============       ============     =============     ==============



The accompanying notes to financial statements are an integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND DEVELOPMENT STAGE RISKS

    BOLDER Technologies Corporation (the "Company") is a development-stage energy technology company that is currently involved in the design, development and marketing of advanced, high power, rechargeable lead acid-based battery systems based on its Thin Metal Film ("TMF") technology. The Company was incorporated in the state of Colorado on March 22, 1991 ("Inception") as Bolder Battery, Inc., and reincorporated as a Delaware corporation on November 19, 1993 and was subsequently renamed BOLDER Technologies Corporation. Its activities to date have been primarily related to organization, raising capital, personnel recruitment, research and development, construction of its initial production line and marketing. The Company is located in Golden, Colorado, and its customers to date are primarily United States companies and the United States government. Revenue recorded in 1997 and 1996 relates primarily to a technology transfer agreement with a strategic partner, Johnson Controls, Inc. ("Johnson Controls"), Small Business Innovation Research research and development agreements, a customer-funded research and development agreement, and sales of demonstration and evaluation units of the Company's product. The Company's business plan does not contemplate that research and development services will continue to a significant degree after the Company commences sales of its product in commercial quantities. Accordingly, such revenue from research and development services are not considered as recurring or indicative of the Company's future revenue, if any, from the sale of its battery products in commercial quantities. The Company has not generated significant revenue from sales of its battery product to date.

    The Company has incurred losses since its inception, and has an accumulated development stage deficit of $22,399,798 at December 31, 1997. The Company's operations are subject to certain development stage risks and uncertainties, some of which follow. The Company to date has not produced its battery in large volumes. The Company is currently debugging, testing and qualifying its commercial-volume production line; however such testing has not yet been completed, and has taken longer and been more costly than previously anticipated. The Company must be able to produce its product in commercial quantities, and commercial acceptance of the Company's product will have to occur in the marketplace before the Company can attain successful operations. Further, during the period required to achieve successful operations, the Company may require additional financing which may not be available to it. The Company expects to incur additional losses in the future as it continues its product development efforts, moves toward commercial production and seeks to establish its manufacturing, sales and marketing capability. There can be no assurance that the Company will achieve or sustain significant revenues or profitability in the future. The Company believes that its available cash and cash equivalents, investments and interest income will be sufficient to satisfy its funding needs at least through year end 1998.

    Further, the recovery of the carrying amount of the Company's long-lived assets, primarily assets under construction for the high-volume production of batteries, is dependent on generating revenue from sales of batteries in commercial quantities. To date, the Company has not manufactured its batteries on a commercial scale.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash and Cash Equivalents

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

    Available-for-Sale Securities

    Debt and equity securities that the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with the unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity.

    The Company's available-for-sale securities at December 31, 1997 and 1996, consist of United States Treasury bills and debt securities of United States government agencies and are reported at fair value. The fair market value of these securities approximates their amortized cost.

    Inventory

    Inventories are stated at the lower of cost (first-in, first-out basis) or market, and primarily consist of raw materials.

    Property and Equipment

    Property and equipment are stated at cost and depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which are three to seven years. Depreciation and amortization expense related to property and equipment for the years ended December 1997, 1996 and 1995 and since Inception was $654,591, $395,027, $318,061 and $1,610,575,
respectively. Maintenance and repairs are expensed as incurred and improvements are capitalized. Leasehold improvements are capitalized and amortized over the shorter of the lease term or their estimated useful life. Maintenance and repairs that do not improve or extend the life of assets and expenditures for research and development equipment for which there is no future alternative use are expensed as incurred. Expenditures which improve or extend the life of assets are capitalized.

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

    Research and Development Revenue

    Revenue for research and development services performed under the Company's technology transfer arrangement with Johnson Controls (totaling $1,748,211 for 1997) is recognized using the percentage of completion method, based on the actual effort expended for a particular period relative to the total expected effort to perform the Company's obligations under this arrangement. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenue and gross profits, if any, reported for periods during which work under the technology transfer arrangement is ongoing may not accurately reflect the final results of the technology transfer arrangement, which can only be determined upon its completion.

    For other research and development arrangements, the Company generally recognizes revenue upon the completion of established milestones or upon project completion.

    Basic Net Loss Per Share and Unaudited, Pro Forma Basic Net Loss Per Share

    The Company has computed earnings per share in accordance with SFAS No. 128, Earnings Per Share, which the Company adopted in 1997. Also, the Company has adopted the guidance of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 and related interpretations. Accordingly, the Company has presented basic earnings per share for each period presented. Diluted net loss per common share is not presented, as the effect of common equivalent shares from stock options and warrants is antidilutive. Prior to the current year and pursuant to Securities and Exchange Commission rules, common stock and common stock equivalent shares issued by the Company at prices below the IPO price during the twelve month period prior to the offering ("cheap stock") were included in the calculation as if they were outstanding for 1996, regardless of whether they were antidilutive. Subsequent to December 31, 1997, guidance was issued to redefine such stock. As a result, 258,815 shares which were originally treated as cheap stock and included in the previously reported 1996 weighted average shares outstanding of 8,696,632 have been excluded in the restated 1996 weighted average shares outstanding of 8,437,817. This change in weighted average shares increased the pro forma basic net loss per share from $(0.48) to $(0.49). There was no impact on the 1997 basic net loss per share or weighted average shares as a result of this new issuance. The pro forma 1996 net loss per share assumes that preferred stock outstanding on the completion of the Company's Initial Public Offering ("IPO") in May 1996 (which automatically converted to common stock on such date) was outstanding as common stock for all of 1996, as follows:

                                                               For the Year Ended December 31, 1996
                                                               ------------------------------------
                                                             Loss             Shares       Per-share
                                                          (Numerator)      (Denominator)     Amount
                                                          -----------      -------------   ----------
Weighted average common shares outstanding (actual)                           3,177,726
Assumed conversion of  preferred stock...............                         5,260,091
                                                                             ==========
Pro forma basic net loss per share...................     $(4,160,090)        8,437,817    $    (0.49)
                                                          ============       ==========    ==========

    The following table provides additional information regarding the computation of basic earnings per share for 1997:

                                                               For the Year Ended December 31, 1997
                                                              ---------------------------------------
                                                                              Weighted
                                                                              Average
                                                                 Loss          Shares       Per-share
                                                              (Numerator)   (Denominator)     Amount
                                                              ------------  -------------   ---------
Net loss.............................................         $(8,749,424)
Dividend on preferred stock..........................            (352,320)
Accretion of preferred stock offering costs..........             (50,000)
                                                              -----------
Net loss allocable to common stockholders............         $(9,151,744)    9,446,930       (0.97)
                                                              ===========     =========       =====

    At December 31, 1997, securities that could potentially dilute basic net loss per share in the future include 1,139,240 outstanding options to purchase the Company's common stock, 49,766 outstanding warrants to purchase the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock.

    Increase in Authorized Shares -- Reverse Stock Split

    In March 1996, the Board of Directors authorized an amendment to the Company's Restated Certificate of Incorporation that was effective May 1996 (the "Effective Date"). The amendment increased the authorized shares of Common Stock to 25,000,000 shares and authorized the issuance of up to 5,000,000 shares of Preferred Stock, after canceling references to the series of Preferred Stock that were converted into Common Stock on the Effective Date. The amendment also authorized a 1.5 for 1 reverse stock split. Common stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively to give effect to the 1.5 for 1 reverse stock split.

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

    The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Its accounts receivable balances are primarily domestic, and are due from agencies of the United States government. The Company had three principal customers which accounted for approximately 99% of its total revenue for the year ended December 31, 1997, two of which accounted for 98% of its trade accounts receivable at December 31, 1997.

    Fair Value of Financial Instruments

    The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes and capital leases payable. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes and capital leases payable is estimated based on current rates available for similar debt with similar maturities and securities, and at December 31, 1997, approximates the carrying value.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Income Taxes

    The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed or to be filed each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets. Deferred tax assets are also recognized for net operating loss and tax credit carryovers. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized.

Reclassifications

    Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.


(3) AVAILABLE-FOR-SALE SECURITIES

    The following is a summary of available-for-sale securities as of December 31, 1997 and 1996:

                                                               1997            1996
                                                          -------------    ------------
  U.S. government agency debt securities...............   $ 10,934,205     $  6,020,303
  U.S. Treasury notes..................................      4,046,242        9,082,077
                                                          ------------     ------------
                                                          $ 14,980,447     $ 15,102,380
                                                          ============     ============

     Unrealized gains and losses on available-for-sale securities were immaterial as of December 31, 1997 and 1996.

     The amortized cost of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities.

          Less than 1 year...........................................      $ 11,920,634
                                                                           ------------
          Between 1 and 2 years                                               3,059,813
                                                                           ============
          Total debt securities......................................      $ 14,980,447
                                                                           ============


(4) STOCKHOLDERS' EQUITY

    Preferred Stock

    During the period from 1991 through 1996, the Company issued 5,260,091 shares of mandatorily redeemable, convertible preferred stock (Series A through Series E) for $ 13.5 million. All of these shares were converted to 5,260,091 shares of the Company's common stock upon the IPO in May 1996. In May 1996 the Board of Directors amended the Company's Restated Certificate of Incorporation, authorizing issue of up to 5,000,000 shares of preferred stock.

    In October 1997, the Company completed a private placement sale of 336,200 shares of Series A Convertible, Redeemable Preferred Stock, $0.001 par value per share, for $50 per share. The net proceeds from the offering were approximately $15.8 million. The placement agents for the Series A Convertible, Redeemable Preferred Stock received warrants to purchase an aggregate of 30,641 shares of the Company's common stock at an exercise price of $14.50 per share, in addition to customary commissions. Cash offering costs related to this private placement totaled $1,007,247.

    Dividends on the Series A Convertible, Redeemable Preferred Stock are cumulative and payable semi-annually on June 30 and December 31, beginning October 8, 1997, at an annual rate equal to $4 per share if paid in cash and $4.50 per share if paid in shares of the Company's common stock. The first dividend payment was made in March 1998, resulting in the issuance of 77,985 shares of the Company's common stock. The shares of Series A Convertible, Redeemable Preferred Stock are convertible into common stock at the option of the holder at a conversion price equal to $15 per share subject to adjustment in certain circumstances. The Series A Convertible, Redeemable Preferred Stock, if not earlier redeemed, must be redeemed on October 8, 2002 at the redemption price.

    The redemption price, which is equal to $50 per share plus accrued and unpaid dividends, may be paid in shares of the Company's common stock or cash or in a combination of common stock and cash, at the Company's option. It is the Company's intent, however, to redeem the Series A Convertible, Redeemable Preferred Stock for shares of the Company's common stock. Accordingly, the Series A Convertible, Redeemable Preferred Stock is included in stockholders' equity.

    The carrying amount of the Series A Convertible, Redeemable Preferred Stock is increased for accrued and unpaid dividends plus periodic accretion of offering costs, using the effective interest method, such that the carrying amount will equal the redemption amount on October 8, 2002. The December 31, 1997 balance includes $352,320 of accrued dividends.


    Common Stock

    In May 1996, the Company successfully completed an IPO of 2,200,000 shares of common stock at $10.50 per share. The Board of Directors authorized an amendment to the Company's Restated Certificate of Incorporation which increased the authorized shares of common stock to 25,000,000 shares.

    1996 Equity Incentive Plan

    In March 1996, the Company adopted the 1996 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan is a successor to, and restatement of, the Company's 1992 Incentive Stock Option Plan and its 1992 Non-Qualified Stock Option Plan (the "1992 Plans"). The Equity Incentive Plan provides for the following types of stock-based awards: incentive stock options for employees (including officers and employee directors); nonstatutory stock options for employees (including officers and non-employee directors), directors and consultants; and restricted stock purchase awards, stock bonuses and stock appreciation rights to employees (including officers and employee directors) and consultants. As of December 31, 1997, no grants of stock bonuses, restricted stock purchase awards or stock appreciation rights have been made.

The Company has reserved 1,678,699 shares of its Common Stock for future issuance under the Equity Incentive Plan at December 31, 1997. Grants of 539,459 shares may be made under the terms of the Equity Incentive Plan.

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

Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors for at least 20 hours of service per week and are employed by the Company or a subsidiary of the Company designated by the Board for at least five months of service per calendar year. Employees who participate in an offering can have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During 1997 and subsequent to December 31, 1997, 15,375 and 6,717 shares of common stock, respectively, were issued related to employee participation in 1997 and 1996. At December 31, 1997, 17,908 shares of common stock were available for future offerings.



    Rights Agreement

    In January 1998, the Board of Directors of the Company declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock. Upon certain events, including events which could result in a change in control of the Company, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock at a price of $100, subject to adjustment.


Statement of Financial Accounting Standards No. 123 ("SFAS 123")

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25. During 1997 and 1996, all options were granted at fair value, and accordingly, the Company recorded no compensation expense during 1997 and 1996 under the provisions of APB 25. Accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1997, 1996 and 1995, using the Black-Scholes pricing model and the following weighted average assumptions:

                                              1997               1996               1995
                                           -----------        ------------       ----------
Risk-free interest rate ................       6.1%            6.1%               6.3%
Expected dividend yield ................       0.0%            0.0%               0.0%
Expected lives outstanding .............       5.3 years       5.2 years          6.0 years
Expected volatility ....................      22.3%           51.7%              51.7%

To estimate lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested. All options are initially assumed to vest. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The expected volatility was based on the Company's volatility since its IPO. Actual volatility of the Company's common stock varies. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

    The total fair value of options granted was computed to be approximately $1,684,000, $2,742,000 and $84,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $619,497, $253,000 and $8,000 for 1997, 1996 and 1995, respectively.

    In addition to the options, there was approximately $38,500 and $29,000 of compensation related to the Purchase Plan for 1997 and 1996, respectively. The shares were valued assuming a 22.30% and 51.71% volatility factor and a 5.24% and 5.00% risk free interest rate for 1997 and 1996, respectively.

    If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                  1997           1996          1995
                                              -----------    -----------     -----------
Net loss:     As reported .................   $(8,749,424)   $(4,160,090)    $(3,341,984)
                                              ===========    ===========     ===========
              Pro forma....................   $(9,407,421)   $(4,442,090)    $(3,349,984)
                                              ===========    ===========     ===========
EPS:          As reported (Note 2).........   $      (.97)   $      (.64)    $     (3.07)
                                              ===========    ===========     ===========
              Pro forma (Note 2)...........   $     (1.04)   $      (.69)    $     (3.08)
                                              ===========    ===========     ===========


    Because the fair value method of accounting prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    A summary of stock options from inception through December 31, 1997 is presented below:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                                   EXERCISE
                                                        SHARES       PRICE
                                                       -------     ---------
BALANCES, as of December 31, 1991 ..............          --         --
  Granted ......................................       286,891     $    0.12
                                                      --------
BALANCES, as of December 31, 1992 ..............       286,891     $    0.12
  Granted ......................................       501,405     $    0.15
  Canceled .....................................           (66)    $    0.15
                                                      --------
BALANCES, as of December 31, 1993 ..............       788,230     $    0.14
  Granted ......................................       392,553     $    0.32
  Canceled .....................................      (116,501)    $    0.15
  Exercised ....................................      (282,069)    $    0.25
                                                      --------
BALANCES, as of December 31, 1994 ..............       782,213     $    0.19
  Granted ......................................       106,358     $    1.41
  Canceled .....................................       (80,701)    $    0.15
  Exercised ....................................       (83,138)    $    0.12
                                                      --------
BALANCES, as of December 31, 1995 ..............       724,732     $    0.38
  Granted ......................................       494,399     $   10.56
  Canceled .....................................      (110,740)    $    0.63
  Exercised ....................................      (220,641)    $    0.15
                                                      --------
BALANCES, as of December 31, 1996 ..............       887,750     $    6.07
  Granted ......................................       362,916     $   14.22
  Canceled .....................................       (75,983)    $    8.19
  Exercised ....................................       (35,443)    $    0.27
                                                      --------
BALANCES, as of December 31, 1997 ..............     1,139,240     $    8.70
                                                     =========
Weighted average fair value of options granted--
     1996 ......................................                   $    5.55
                                                                   =========
     1997 ......................................                   $    4.77
                                                                   =========

    The following table summarizes information about the options outstanding at December 31, 1997:

                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                      ---------------------------------------   -----------------------
                                                       WEIGHTED
                                                       AVERAGE       WEIGHTED                  WEIGHTED
                                        NUMBER        REMAINING      AVERAGE       NUMBER      AVERAGE
                                      OUTSTANDING    CONTRACTUAL     EXERCISE    EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES              AT 12/31/97       LIFE           PRICE     AT 12/31/97    PRICE
---------------------------          ------------    -----------    ---------    -----------   --------
$.09-$.15 .........................      75,520      5.7 years       $  .13         72,837      $  .13
$.38-$.75 .........................     167,905      6.6 years          .40        119,174         .39
$1.50 .............................      86,678      7.5 years         1.50         53,278        1.50
$6.00 .............................     155,479      8.1 years         6.00         41,046        6.00
$10.50-$15.50 .....................     653,658      9.1 years        13.43         84,334       12.51
                                      ---------                                     ------      ------
          Total....................   1,139,240      8.3 years         8.70        370,669      $ 3.88
                                      =========                                    =======      ======

    As part of an employment agreement, during 1994 an executive purchased 133,333 shares of common stock at its fair market value of $0.375 per share. Such stock is restricted stock, and may be repurchased by the Company in certain circumstances.

(5) JOINT VENTURE AND LICENSE AGREEMENTS

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

    From the inception of the Joint Venture, through the effective date of its termination, July 31, 1996, the Company accounted for its investment in the Joint Venture using the equity method, and recorded its share of the Joint Venture's losses. For the years ended December 31, 1996 and 1995, respectively, the Company recorded $669,025 and $164,136 of such losses ($833,161 from Inception). Subsequent to July 31, 1996, the Company recorded all of the expense related to the activities formerly conducted by the Joint Venture.

    In the accompanying statements of operations, the Joint Venture losses are classified as research and development expense and general and administrative expense. Joint Venture losses classified as research and development expenses were $0, $520,116, $127,603 and $647,719 for the years 1997, 1996, 1995 and from
Inception. Joint Venture losses classified as general and administrative expense were $0, $148,909, $36,533 and $185,442 for the years 1997, 1996, 1995 and from
Inception.

    In connection with the termination of the Joint Venture and the restructuring of the relationship between the Company and Johnson Controls, the Company agreed to engage in technology transfer services which will allow Johnson Controls to deploy TMF technology in specified markets in commercial quantities. In exchange for services to be performed under the technology transfer agreement, the Company received Johnson Controls' interest in the net assets of the Joint Venture, and has recorded this amount ($746,343) as deferred revenue at December 31, 1997 and 1996. Johnson Controls has also made a cash payment of $2,750,000 to the Company in 1997 in exchange for technology transfer services to be performed by the Company. In 1997 the Company recognized $1,748,211 of revenue related to this agreement.

    In addition, the Company granted Johnson Controls, Inc. a license to make and sell TMF batteries in markets related to auto/truck primary starting, hybrid electric vehicles, lawn and garden equipment starting, motorcycle starting and uninterruptible power supply. The Company will receive royalties on all units sold by Johnson Controls into these markets which incorporate the Company's TMF technology, subject to certain minimum royalties payable each year. In 1997, the Company received $160,000 in minimum royalties. The Company and Johnson Controls also entered into a cross supply agreement pursuant to which they will supply each other with TMF battery products.

(6) NOTES AND CAPITAL LEASE PAYABLE

    The Company has entered into a senior loan and security agreement (the "Agreement") whereby the Company may borrow, in one or more borrowings, an amount not to exceed $1,500,000 in the aggregate. At December 31, 1997, cumulative borrowings under the Agreement totaled $862,915. No further borrowings are allowed under the terms of this Agreement. The Company has granted a first perfected security interest in certain of its equipment, machinery and fixtures as collateral to these borrowings. At December 31, 1997, $259,458 is outstanding under the Agreement.

    The notes payable under the Agreement at December 31, 1997 and 1996, bear interest at rates varying from 9.1% to 10.0% (weighted average interest rate of 9.9% at December 31, 1997), due on varying dates through July 1999 and require monthly payments of principal and interest totaling $22,804.

    In connection with the Agreement, the Company issued warrants to the lender. Under the terms of the warrants, the lender may acquire up to 10,500 shares and 8,625 shares of the Company's Common Stock for $3.00 and $6.00 per share, respectively.

In March 1997, the Company entered into a senior loan and security agreement ("the Loan Agreement"), whereby the Company may borrow, in one or more borrowings, an amount not to exceed $13 million in the aggregate. At December 31, 1997, cumulative borrowings under the Loan Agreement totaled $7.02 million. The Company has a first perfected security interest in certain of its tenant improvements in its Golden, Colorado facility and in its recently installed commercial production line as collateral. At December 31, 1997, $6,145,445 is outstanding under the Loan Agreement.

The notes payable under this Agreement at December 31, 1997 and 1996 bear interest at rates varying from 12.8% to 17.2% (weighted average interest rate of 14.8% at December 31, 1997), are due on varying dates through June 2003 and require monthly payments of principal and interest totaling $143,817.


    The aggregate maturities of the notes and capital lease payable are as follows:

1998 ......................................................................$.1,157,238
1999 ........................................................................1,250,503
2000 ........................................................................1,587,631
2001                                                                         1,207,344
2002                                                                           681,426
Thereafter                                                                     520,761
                                                                            ----------
                                                                            $6,404,903
                                                                            ==========

(7) COMMITMENTS AND CONTINGENCIES

    The Company leases its office space and production facility under an eleven-year lease with two five-year renewal options. The Company also leases certain office equipment under lease agreements which terminate in 2002. Future minimum commitments under these leases are as follows:

1998.................................................     $       625,595
1999.................................................             621,253
2000.................................................             607,892
2001.................................................             574,120
2002.................................................             513,934
Thereafter...........................................           2,483,900
                                                          ---------------
                                                          $     5,426,694
                                                          ===============

Monthly rental payments for the Company's office and manufacturing space are approximately $45,000. Rent expense for the years ended December 31, 1997, 1996 and 1995 and from Inception was $482,584, $167,726, $158,341 and $986,295,
respectively.

    The Company has entered into employment agreements with certain executives that provide for specified severance payments should the Company terminate the executive's employment with the Company, other than for cause. The amount to be paid is subject to reduction in certain circumstances.

    The Company has a 401(k) plan under which eligible employees may defer up to 15% of their compensation. The Company may make matching contributions and discretionary contributions if approved by the Board of Directors. For 1997, 1996, 1995 and since Inception, no employer matching or discretionary contributions were made to the Plan.

    In February 1996, the Joint Venture committed to the construction of a commercial volume battery production line. The Company was required to contribute 50% of the capital required to fund such line. In July 1996, the Company assumed responsibility for 100% of the capital required to complete the construction of the production line.

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

(8) ACCRUED COMPENSATION AND OTHER ACCRUED LIABILITIES

    The components of accrued compensation and other accrued liabilities are as follows:

                                                       1997              1996
                                                    -----------       ----------
Accrued vacation ...............................    $   179,939       $   86,262
Employee stock purchase plan payable ...........         55,897           90,157
Property taxes payable .........................         36,925           33,674
Accrued commissions and bonuses ................        327,000          264,000
Wages payable ..................................         83,874           10,116
Employee annuities payable .....................           --              4,192
Other ..........................................        270,156           65,747
                                                    -----------       ----------
                                                    $   953,791       $  554,148
                                                    ===========       ==========

(9)  INCOME TAXES

     The Company has had losses since Inception, and therefore has not been subject to federal income taxes. As of December 31, 1997, the Company had an accumulated net operating loss ("NOL") carryforward for income tax purposes of approximately $20.8 million. The carryforward is subject to examination by the tax authorities and expires at various dates through the year 2012. The Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change of ownership of a company greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The private placement sale of Series A Convertible, Redeemable Preferred Stock in October 1997 resulted in such a change of ownership and the Company estimates that the resulting NOL carryforward limitation will be approximately $6.8 million per year for periods subsequent to October, 1997. The Company does not believe that this limitation will affect the eventual utilization of its total NOL carryforwards.

Deferred tax assets and liabilities consist of the following:

                                                               DECEMBER 31,
                                                    --------------------------------
                                                         1997              1996
                                                         ----              ----
Deferred tax assets:
         Net operating loss carryforwards ......    $   7,938,406      $   4,500,000
         Deferred revenue ......................          696,886            285,476
         Accrued compensation ..................          225,987            150,973
         Other .................................           58,384              5,626
                                                    -------------      -------------
                                                        8,919,663          4,942,075
         Less valuation allowance ..............       (8,496,336)        (4,805,271)
                                                    -------------      -------------
                                                          423,327            136,804
Deferred tax liability:
         Depreciation differences ..............         (343,919)           (79,112)
         Capitalized patent costs ..............          (79,408)           (57,692)
                                                    -------------      -------------
                                                         (423,327)          (136,804)
                                                    -------------      -------------
               Net deferred taxes ..............    $           0      $           0
                                                    =============      =============


The Company's net deferred tax assets represent a previously unrecognized tax benefit. Recognition of these benefits requires future taxable income, the attainment of which is uncertain, and therefore, a valuation allowance has been established for the entire tax benefit and no benefit for income taxes has been recognized in the accompanying statements of operations.


(10) SIGNIFICANT CUSTOMERS

        Below is a listing of major customers, each of which comprised more than 10% of revenues:

                                                                1997                       1996
                                                                ----                       ----
                                                         AMOUNT      PERCENT       AMOUNT        PERCENT
                                                       -----------   -------     ----------      -------
Johnson Controls..............................         $ 1,952,367     77%          --
United States Government SBIR Contract........         $   280,786     11%       $ 72,458          15%
Customer 2 ...................................         $   277,500     11%        360,000          76%

                                 EXHIBIT INDEX



     EXHIBIT
     NUMBER                                               DESCRIPTION
     ------                                               ------------

      3(i).1*          --           Amended and Restated Certificate of Incorporation of
                                    the Company.
     3(ii).1*          --           Amended and Restated Bylaws of the Company.
         4.1*          --           Reference is made to Exhibits 3(i).1 and 3(ii).1.
         4.2*          --           Specimen stock certificate.
         4.3+          --           Certificate of Designation of the Series A Preferred Stock.
         4.4+          --           Specimen stock certificate representing shares of Series A
                                    Preferred Stock.
         4.5+          --           Amendment to the Certificate of Designation of the Series A
                                    Preferred Stock.
         4.6+          --           Certificate of Designation of the Series B Junior Participating
                                    Preferred Stock (incorporated by reference to Exhibit 99.3 of
                                    The Registrant's Report on Form 8-K filed January 23, 1998).
         4.7+          --           Amendment to the Amended and Restated Bylaws of the
                                    Registrant.
         4.8+          --           Rights Agreement dated as of January 1998 among the
                                    Registrant and American Stock Transfer & Trust Company
                                    (incorporated by reference to Exhibit 99.2 of the Registrant's
                                    Report on Form 8-K filed January 23, 1998).
         4.9+          --           Form of Rights Certificate (incorporated by reference to
                                    Exhibit 99.4 of the Registrant's Report on Form 8-K filed
                                    January 23, 1998).
        10.1*          --           Form of Indemnity Agreement between the Company and
                                    each of its Directors and executive officers, with
                                    Related schedule.
        10.2*          --           1996 Equity Incentive Plan of the Company (the "Option



                                    Plan"), including forms of options granted to employees
                                    and non-employee Directors under the Option Plan.
        10.3**         --           Amendments to the Option Plan, dated December 11, 1996.
        10.4**         --           Amendments to the Option Plan, dated January 30, 1997.
        10.5*          --           1996 Employee Stock Purchase Plan of the Company.
        10.6*++        --           Employment Agreement between the Company and Daniel S.
                                    Lankford, dated July 11, 1994.
        10.7*          --           Employment Agreement between the Company and William E.
                                    Younkes, dated April 1, 1993.
        10.8*          --           Employment Agreement Amendment between the Company and
                                    William E. Younkes, dated October 1, 1995.
        10.9*++        --           Letter Agreement between the Company and Joseph F.
                                    Fojtasek, dated February 13, 1996.
        10.10*         --           Promissory Note executed by Tristan E. Juergens, dated
                                    November 1, 1995.
        10.11*         --           Promissory Note executed by Tristan E. Juergens, dated
                                    August 29, 1995.
        10.12*         --           Stock Purchase Agreement
                                    between the Company and Tristan
                                    E. Juergens, dated August 29,
                                    1995.
        10.13*         --           Stock Award Agreement between the Company and Tristan
                                    E. Juergens, dated August 31, 1995.
        10.14*         --           Stock Award Agreement between the Company and Robert F.
                                    Nelson, dated August 31, 1995.
        10.15*         --           Stock Award Agreement between the Company and Sandra D.
                                    Schreiber, dated August 31, 1995.
        10.16*         --           Stock Award Agreement between the Company and William
                                    E. Younkes, dated August 31, 1995.
        10.17*         --           Note Purchase Agreement
                                    between the Company and certain
                                    parties named therein, dated
                                    April 19, 1994.
        10.18*         --           Series C Preferred Stock Purchase Agreement, dated July
                                    19, 1994.
        10.19*         --           Supplemental Agreement to Series C Preferred Stock
                                    Purchase Agreement between the Company and certain
                                    parties named therein, dated September 30, 1994.
        10.20*         --           Note and Warrant Purchase Agreement between the Company
                                    and certain parties named therein, dated March 14, 1995,
                                    including forms of Convertible Promissory Notes and Stock
                                    Purchase Warrants issued to the parties.
        10.21*         --           Series D Preferred Stock Purchase Agreement between the
                                    Company and certain parties named therein, dated May 24,
                                    1995.
        10.22*         --           Guaranty Agreement between the Company and Steven Paul,
                                    dated May 24, 1995.
        10.23*         --           Stock Purchase Warrant issued
                                    to Freedom Ventures Incorporated,
                                    dated May 24, 1995.
        10.24*         --           Letter Agreement among the
                                    Company, Harold Scott and certain
                                    parties named therein, dated
                                    January 18, 1996.
        10.25*         --           Series E Preferred Stock Purchase Agreement between the
                                    Company and Johnson Controls Battery Group, Inc. and
                                    certain other parties named therein, dated June 26, 1995.
        10.26*         --           Purchasers and Principal Stockholder Agreement among
                                    the Company, Tristan E. Juergens and certain other
                                    parties named therein, dated June 26, 1995.
        10.27*         --           Warrant to Purchase Shares of Series E Preferred Stock
                                    issued to Johnson Controls Battery Group, Inc., dated
                                    June 26, 1995.
        10.28*         --           Joint Venture Agreement between the Company and Johnson
                                    Controls Battery Group, Inc., dated June 26, 1995.
        10.29*         --           Johnson Controls/Bolder LLC Operating Agreement between
                                    the Company and Johnson Controls Battery Group, Inc.,
                                    dated June 26, 1995.
        10.30*         --           BTC Johnson Controls License Agreement between the
                                    Company and Johnson Controls Battery Group, Inc., dated
                                    June 26, 1995.
        10.31*         --           Johnson Controls License
                                    Agreement between the Company and
                                    Johnson Controls/Bolder LLC,
                                    dated June 26, 1995.
        10.32*         --           Johnson Controls JV Trade Name License Agreement among
                                    the Company, Johnson Controls/Bolder LLC and Johnson
                                    Controls Battery Group, Inc., dated June 26, 1995.
        10.33*         --           JV BTC/Johnson Controls License Agreement among the
                                    Company, Johnson Controls Battery Group, Inc. and Johnson
                                    Controls/Bolder LLC, dated June 26, 1995.
        10.34*         --           JV BTC/Johnson Controls Manufacturing and Supply
                                    Agreement among the Company, Johnson Controls Battery



                                    Group, Inc. and Johnson Controls/Bolder LLC, dated June
                                    26, 1995.
        10.35***       --           Agreement among the Company, Johnson Controls Battery
                                    Group, Inc. and Johnson Controls/Bolder LLC, dated as of
                                    July 31, 1996.
        10.36***       --           Cross Supply Agreement between the Company and Johnson
                                    Controls Battery Group, Inc., dated as of January 22,
                                    1997.
        10.37*         --           Senior Loan and Security Agreement between the Company
                                    and Phoenix Leasing Incorporated, dated July 29, 1994,
                                    including forms of Warrants to Purchase Shares of Series
                                    C Preferred Stock and Promissory Notes issued to Phoenix
                                    Leasing Incorporated.
        10.38*         --           First Amendment to Purchase Agreement between the
                                    Company and Phoenix Leasing Incorporated, dated July 29,
                                    1994.
        10.39*         --           Amendment to Purchase Agreement between the Company,
                                    certain stockholders of the Company and Phoenix Leasing
                                    Incorporated, dated March 25, 1996.
        10.40*         --           Warrant issued to Phoenix Leasing Incorporated, dated
                                    March 25, 1996.
        10.41*****     --           Security Agreement between the Company and Transamerica
                                    Business Credit Corporation, dated as of March 4, 1997,
                                    including form of Promissory Notes issued to Transamerica
                                    Business Credit Corporation.
        10.42*         --           Service Agreement between the Company and Chemical
                                    Waste Management, Inc., dated October 19, 1993.
        10.43*         --           Lease Agreement between the Company and Jefferson Park
                                    West, dated December 13, 1993.
        10.44*         --           Lease Agreement between the Company and Jefferson Park
                                    West, dated November 14, 1994.
        10.45*         --           Agreement between the Company and Wright Industries,
                                    Dated March 5, 1996.
        10.46+         --           Purchase Agreement, dated October 3, 1997, between the
                                    Registrant and BT Alex. Brown Incorporated.
        10.47+         --           Registration Rights Agreement, dated October 8, 1997,
                                    between the Registrant and BT  Alex. Brown Incorporated.
        10.48++        --           Employment Agreement between
                                    the Company and Arthur S. Homa,
                                    dated September 19, 1997.
        23.1           --           Consent of Arthur Andersen LLP, Independent Auditors.
        27.1           --           Financial Data Schedule for the year ended December 31, 1997.
        27.2           --           Restated Financial Data Schedules for the years ended
                                    December 31, 1993, 1994, 1995 and 1996.

-------------------------
+Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-41625) and incorporated herein by reference.

++Management contract.

*Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-2500-D) and incorporated herein by reference.

**Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-8 (Registration 33-20989) and incorporated herein by reference.

*** Previously filed with the Commission as an exhibit to the Company's February 5, 1997 Form 8-K (File No. 0-28060) and incorporated herein by reference.

****Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-21753) and incorporated herein by reference.

*****Previously filed with the Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.