Form 10-Q
period 1998-03-31
BOLDER TECHNOLOGIES CORP
filed 1998-05-14
CIK 1011108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______.

                         Commission File Number 0-28060

                         BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      84-1166231
------------------------------              ----------------------------------
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

         Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      Common Stock $.001 par value                         9,555,494
-----------------------------------------    ----------------------------------
                (Class)                          (Outstanding at May 1, 1998)

                         BOLDER TECHNOLOGIES CORPORATION

                                TABLE OF CONTENTS

                                                                                                              PAGE NUMBER
                                                                                                              -----------
COVER PAGE                                                                                                          1

TABLE OF CONTENTS                                                                                                   2

PART I.        FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS

               Condensed Balance Sheets as of March 31, 1998 and December 31, 1997                                  3
               Condensed Statements of Operations for the three-month periods ended
               March 31, 1998 and 1997; and the period from inception (March 22, 1991)
               through March 31, 1998                                                                               4

               Condensed Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997; and the period from inception
               (March 22, 1991) through March 31, 1998                                                              5

               Notes to Condensed Financial Statements                                                              6

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.                                                                           8

PART II.       OTHER INFORMATION

               ITEM 1.   LEGAL PROCEEDINGS.                                                                        12

               ITEM 2.   CHANGES IN SECURITIES.                                                                    12

               ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                                          12

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                      12

               ITEM 5.   OTHER INFORMATION.                                                                        12

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                                         12

SIGNATURES                                                                                                         13

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS




                                                                                                  MARCH 31,         DECEMBER 31,
                                                                                                    1998                1997
                                                                                               --------------      --------------
ASSETS                                                                                           (UNAUDITED)
Current assets:
      Cash and cash equivalents                                                                $    8,170,210      $    5,414,330
      Available-for-sale securities                                                                13,092,500          14,980,447
      Other current assets                                                                            441,320             362,937
                                                                                               --------------      --------------
TOTAL CURRENT ASSETS                                                                               21,704,030          20,757,714

Property and equipment, at cost, net                                                               20,400,922          20,272,932
Other assets, net                                                                                     243,003             244,943
                                                                                               --------------      --------------
TOTAL ASSETS                                                                                   $   42,347,955      $   41,275,589
                                                                                               ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued liabilities                                                 $    1,385,385      $    2,015,688
      Construction-in-process payable                                                                 373,130             746,259
      Deferred revenue                                                                              1,472,289           1,821,924
      Notes and capital leases, current portion                                                     1,289,544           1,157,238
                                                                                               --------------      --------------
TOTAL CURRENT LIABILITIES                                                                           4,520,348           5,741,109

Notes and capital leases, less current portion                                                      9,896,363           5,247,665

Commitments and contingencies

Stockholders' equity:
      Convertible, redeemable preferred stock, $0.001 par value, 336,200 authorized and outstanding at March 31, 1998 and December 31, 1997, with a liquidation and redemption value of
         $16,810,000                                                                               15,916,310          16,205,046
      Common Stock, $.001 par value, 25,000,000 shares authorized; 9,588,827 and
         9,498,440 shares issued at March 31, 1998 and December 31, 1997,
         respectively                                                                                   9,588               9,498
      Treasury stock, $.001 par common stock, 33,333
         shares at March 31, 1998 and December 31, 1997                                               (50,000)            (50,000)
      Additional paid-in capital                                                                   36,799,474          36,522,069
      Deficit accumulated during the development stage                                            (24,744,128)        (22,399,798)
                                                                                               --------------      --------------
TOTAL STOCKHOLDERS' EQUITY                                                                         27,931,244          30,286,815
                                                                                               --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $   42,347,955      $   41,275,589
                                                                                               ==============      ==============



                            See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED             FOR THE PERIOD
                                                                       MARCH 31,                 FROM INCEPTION
                                                            ------------------------------      (MARCH 22, 1991)
                                                                1998              1997          TO MARCH 31, 1998
                                                            ------------      ------------      -----------------
REVENUES
        Product sales                                       $     27,841      $     37,758      $         296,522
        Research and development services                        553,304           441,989              3,460,005
                                                            ------------      ------------      -----------------
                                                                 581,145           479,747              3,756,527

COST OF REVENUES                                                 127,792           140,418              1,077,485
                                                            ------------      ------------      -----------------
                                                                 453,353           339,329              2,679,042
                                                            ------------      ------------      -----------------

OPERATING EXPENSES
        Research and development                               1,881,104         1,018,234             18,350,838
        General and administrative                               839,077         1,092,624              9,293,316
        Selling and marketing                                     87,375            79,652                821,822
                                                            ------------      ------------      -----------------
                                                               2,807,556         2,190,510             28,465,976
                                                            ------------      ------------      -----------------
LOSS FROM OPERATIONS                                          (2,354,203)       (1,851,181)           (25,786,934)

OTHER INCOME (EXPENSE)
        Interest income                                          243,909           206,273              2,097,047
        Interest expense                                        (234,036)          (16,159)            (1,054,241)
                                                            ------------      ------------      -----------------

NET INCOME (LOSS)                                           $ (2,344,330)     $ (1,661,067)     $     (24,744,128)
                                                            ============      ============      =================

        Basic net loss per share                            $      (0.29)     $      (0.18)
                                                            ============      ============
        Shares used in computing basic
           net loss per share                                  9,488,368         9,429,672
                                                            ============      ============



                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED             FOR THE PERIOD
                                                                                   MARCH 31,                FROM INCEPTION
                                                                        ------------------------------     (MARCH 22, 1991)
                                                                            1998              1997         TO MARCH 31, 1998
                                                                        ------------      ------------     -----------------
OPERATING ACTIVITIES
Net Loss                                                                $ (2,344,330)     $ (1,661,067)     $   (24,744,128)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
      Depreciation and amortization                                          248,714            77,008            1,884,425
      Change in deferred revenue                                            (349,635)        2,797,866            1,472,289
      Other                                                                       --                --              104,956
      Changes in operating assets and liabilities                           (696,840)         (158,116)             935,676
                                                                        ------------      ------------      ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (3,142,091)        1,055,691          (20,346,782)
                                                                        ------------      ------------      ---------------

INVESTING ACTIVITIES
      Purchase of short term investments                                  (1,086,788)       (2,480,982)         (59,833,592)
      Sale of short term investments                                       2,974,735         5,580,403           46,741,092
      Purchases of property and equipment                                   (371,640)       (3,064,519)         (22,229,168)
      Increase (decrease) in construction-in-process payable                (373,129)       (2,043,293)             373,130
      Patent costs                                                           (14,971)          (23,957)            (255,124)
                                                                        ------------      ------------      ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        1,128,207        (2,032,348)         (35,203,662)
                                                                        ------------      ------------      ---------------

FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                                   --                --           25,869,062
      Proceeds from issuance of common stock                                  56,864            93,894           25,662,993
      Proceeds from issuance of notes payable                              5,043,064         2,359,846           16,423,460
      Purchase of treasury stock from founder                                     --                --              (50,000)
      Payments on notes payable and capital leases payable                  (262,060)          (73,078)          (1,757,626)
      Stock issuance costs                                                   (68,104)               --           (2,430,198)
      Issuance of warrants to purchase common or preferred stock                  --                --                2,963
                                                                        ------------      ------------      ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  4,769,764         2,380,662           63,720,654
                                                                        ------------      ------------      ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  2,755,880         1,404,005            8,170,210
Cash and cash equivalents, beginning of period                             5,414,330           968,297                   --
                                                                        ------------      ------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  8,170,210      $  2,372,302      $     8,170,210
                                                                        ============      ============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                            $    235,418      $     12,320      $       875,563
                                                                        ============      ============      ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
      AND FINANCING ACTIVITIES

      Accretion of preferred stock offering costs                       $     52,910      $         --      $       102,910
                                                                        ============      ============      ===============

      Preferred stock dividend accrual                                  $    368,898      $         --      $       721,218
                                                                        ============      ============      ===============

      Preferred stock dividends paid in common stock                    $    642,464      $         --      $       642,464
                                                                        ============      ============      ===============

      Conversion of notes payable and related accrued interest to
        preferred stock                                                 $         --      $         --      $     3,585,820
                                                                        ============      ============      ===============




                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") for the three-month period ended March 31, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of operating results to be expected for the full year.

The Company has received certain payments in connection with its strategic agreement with Johnson Controls, Inc. ("JCI"). These payments, which have been recorded as deferred revenue, are consideration to the Company for certain services provided to JCI to transfer appropriate technical information to JCI as specified in the agreement. The Company is recognizing revenue as services are performed, using the percentage of completion method. These revenues and others related to JCI totaled approximately 75% and 85% of total research and development services revenue during the three months ended March 31, 1998 and 1997, respectively.

In 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to report and display comprehensive income and its components in the financial statements. For the quarters ended March 31, 1998 and 1997, and inception to date, comprehensive income does not differ from net loss.

The Company has computed earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which the Company adopted in 1997. Also, the Company has adopted the guidance of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 and related interpretations. Accordingly, the Company has presented basic earnings per share for each period presented. Diluted net loss per common share is not presented, as the effect of common equivalent shares from stock options and warrants is antidilutive.

The following table provides additional information regarding the computation of basic earnings per share for the three months ending March 31, 1998:

                                                            For the Quarter Ended March 31, 1998
                                                     --------------------------------------------------
                                                                            Weighted
                                                                            Average
                                                           Loss              Shares         Per-share
                                                       (Numerator)        (Denominator)      Amount
                                                     ---------------      -------------   -------------
Net Loss                                             $    (2,344,330)
Dividend on preferred stock                                 (368,898)
Accretion of preferred stock offering costs                  (52,910)
                                                     ---------------
Net loss allocable to common stockholders            $    (2,766,138)         9,488,368   $      (0.29)
                                                     ===============      =============   ============


The following table provides additional information regarding the computation of basic earnings per share for the three months ending March 31, 1997:

                                                           For the Quarter Ended March 31, 1997
                                                     -------------------------------------------------
                                                                            Weighted
                                                                             Average
                                                        Loss                 Shares        Per-share
                                                     (Numerator)          (Denominator)      Amount
                                                     -----------          -------------    -----------
Net loss allocable to common stockholders            $(1,661,067)            9,429,672     $     (0.18)
                                                     ===========           ===========     ===========


At March 31, 1998, securities that could potentially dilute basic net loss per share in the future include 1,390,145 outstanding options to purchase the Company's common stock, 49,766 outstanding warrants to purchase the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock.

                         BOLDER TECHNOLOGIES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report may contain forward-looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, testing and validating the new production line, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's registration statement on Form S-3 filed on December 5, 1997, as amended through February 19, 1998; the report on Form 8-K filed February 12, 1998; and the Form 10-K filed March 30, 1998. These risks, particularly those associated with the Company's implementation of its new manufacturing line and processes, (i) have materially and adversely affected, and may in the future materially and adversely affect, the Company's results and (ii) have caused and may in the future cause such results to differ materially from those expressed in any forward-looking statements made by BOLDER.

GENERAL

Since its inception in March 1991, BOLDER Technologies Corporation (the "Company") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMF(R)") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. To date, the Company has produced more than 72,000 prototype TMF batteries. An aggregate of approximately 11,000 cells has been shipped to more than 100 potential customers, primarily for evaluation. In May 1997, the Company moved to a new leased manufacturing facility and corporate headquarters in Golden, Colorado. This facility has been designed to accommodate three production lines and two research and development lines, as well as all of the Company's other operations. The Company contracted with Wright Industries to manufacture the first line, which will produce sub-C cells. The Company had disclosed in early February 1998 that the qualification of its first high volume manufacturing line had proceeded more slowly than originally anticipated due to the late delivery and installation of equipment and the time involved in initial debugging of the line. The Company has now completed installation of its first manufacturing production line, completed certain key modifications, and demonstrated the fundamental mechanical functionality of the entire line. Additional modifications could be required to fully realize the designed production capacity of the line. The intended cycle times for all individual major unit operations within the manufacturing process have recently been attained. The Company's main focus currently is to improve the integration of the production line, stabilize the production process and achieve predictable yields. Then, the next step involves putting several thousand cells into a rigorous program to validate all aspects of their performance. After this extensive validation program is satisfactorily completed, the Company expects to begin generating commercial product sales later in 1998. The Company expects to generate revenues primarily from the sale of its TMF batteries.

In June 1995, the Company and Johnson Controls, Inc. ("JCI") established a joint venture (the "Joint Venture") to develop high volume manufacturing technology for TMF batteries, to manufacture TMF batteries for sale by both partners and to pursue HEV battery development opportunities for TMF batteries. In 1997, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and JCI announced a new strategic partnership, which replaced the Joint Venture effective as of July 1996. Under the terms of the new strategic partnership, which was finalized in July 1997, each party will separately implement TMF battery manufacturing facilities to best meet the unique requirements of the markets addressed by each.

In connection with the agreement to discontinue the Joint Venture, BOLDER received a cash payment from JCI, as well as all of the tangible net assets of the Joint Venture. In return, BOLDER granted JCI certain royalty-bearing licenses and committed to provide certain technology transfer services. All of the licenses are royalty bearing and certain of the licenses are subject to minimum royalties and minimum performance criteria. BOLDER and JCI also entered into a cross supply agreement with commitments to supply the other party with minimum quantities of TMF battery products for several years.

The Company believes that its results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

RESULTS OF OPERATIONS

Total revenues increased to $581,145 from $479,747 for the three-month periods ended March 31, 1998 and 1997, respectively. Approximately 75 percent of the $553,304 of research and development services revenues for the three-month period ended March 31, 1998, and approximately 85 percent of the $441,989 for the three-month period ended March 31, 1997, resulted from the Company's recognition of revenue from services performed in connection with the technology transfer arrangement with JCI. The remainder of the research and development services revenues for the three-month periods ended March 31, 1998 and 1997, respectively, resulted from a government-funded research and development program. Revenues from product sales of $27,841 and $37,758 for the first quarter 1998 and 1997, respectively, were at nominal levels and are expected to remain at nominal levels until the beginning of high volume production.

Cost of revenues decreased to $127,792 from $140,418 for the three-month periods ended March 31, 1998 and 1997, respectively. Most of the decrease in 1998 was due to lower levels of effort in 1998 than in 1997 directly attributable to private customer-funded new product development programs.

Research and development expenses increased to $1,881,104 from $1,018,234 for the three-month periods ended March 31, 1998 and 1997, respectively. The increase was primarily due to additional technical staff and associated expenses and new manufacturing facility and production line expenses related to the Company's expanded efforts to commercialize its sub-C cell and prepare to implement high volume manufacturing.

General and administrative expenses decreased to $839,077 from $1,092,624 for the three-month periods ended March 31, 1998 and 1997, respectively. The primary reason for the decrease in 1998 was the inclusion for the three-month period ended March 31, 1997 of approximately $210,000 of costs (printing, legal, and accounting) associated with the registration statement filed in February 1997 and withdrawn in May 1997. The decrease in 1998 also reflected lower levels of recruiting activities and associated expenses than in 1997.

Selling and marketing expenses increased to $87,375 from $79,652 for the three-month periods ended March 31, 1998 and 1997, respectively. The 1998 increases were primarily due to increased marketing and business development activities related to the Company's efforts to obtain new customers for future delivery of product.

Interest income increased to $243,909 from $206,273 for the three-month periods ended March 31, 1998 and 1997, respectively. This increase resulted from larger invested cash balances in 1998 primarily resulting from the Company's private placement in October, 1997.

Interest expense increased to $234,036 from $16,159 for the three-month periods ended March 31, 1998 and 1997, respectively. The increases in 1998 were due to increased levels of lease and debt financing.

LIQUIDITY AND CAPITAL RESOURCES

From its inception through March 31, 1998, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $52.5 million from sales of these securities. The Company has also received net proceeds of $12.3 million from a debt agreement with Transamerica Business Credit Corporation. At March 31, 1998, the Company's balances of cash, cash equivalents, and available-for-sale securities totaled $21.3 million, compared to $20.4 million at December 31, 1997.

In October, 1997, the Company received approximately $15.8 million in net proceeds from the private placement of 336,200 shares of Series A Convertible Preferred Stock. The first dividend payment, in the form of shares of the Company's common stock, was made on March 13, 1998, resulting in the issuance of 77,985 shares of the Company's common stock. The total amount of this dividend payment, representing the period from October 8, 1997 through March 12, 1998, was $642,464.

In March, 1998, the Company obtained loan proceeds of $5.2 million from its debt agreement with Transamerica Business Credit Corporation ("TBCC"). The Company has no additional financing available from the TBCC debt agreement. The remaining loan balance, which is collateralized by tenant improvements and the high volume production line, is $11.0 million at March 31, 1998.

As of March 31, 1998, the Company had made progress payments of $11.0 million to fund the construction of its first high-volume production line, of which $8.0 million were financed through its debt agreement with TBCC. The Company's remaining liability of $0.4 million to the supplier of the production line is payable upon specific vendor performance. The Company invested $0.3 million during the three months ended March 31, 1998 in leasehold improvements, machinery, equipment, and office furnishings to support its new facility and its development, production, sales, and administrative activities.

Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that its existing sources of liquidity and projected cash generated from future operations will satisfy the Company's capital requirements for at least the next 12 months. To provide funds for future production lines, the Company will need to access additional sources of equity capital or debt. If these financing sources are not available, then the Company would likely delay any substantial expansion of fully-automated manufacturing capacity. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

                         BOLDER TECHNOLOGIES CORPORATION

PART II. OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS.

                  None

      ITEM 2.     CHANGES IN SECURITIES.

                  On January 23, 1998, the Company adopted a Share Purchase Rights Plan. Terms of the Plan are summarized in a report on Form 8-K filed by the Company on January 23, 1998.

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                  None

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

      ITEM 5.     OTHER INFORMATION.

                  None

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBIT           DESCRIPTIONS OF DOCUMENTS

                             27             -- Financial Data Schedule.

                  (b) During the first quarter ended March 31, 1998, the Company filed two reports on Form 8-K, dated January 23, 1998 and February 12, 1998, pursuant to Item 5 of such Form.

                         BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                  BOLDER Technologies Corporation




Date:   May 14, 1998              By:      /s/ Daniel S. Lankford
     -------------------             ------------------------------------
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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27             -- Financial Data Schedule.