Form 10-Q
period 1998-06-30
BOLDER TECHNOLOGIES CORP
filed 1998-08-13
CIK 1011108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______.

                         Commission File Number 0-28060

                         BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                       84-1166231
-------------------------------------------------------------------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

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

                  Yes    X              No
                     ---------            ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



  Common Stock $.001 par Value                        9,599,141
---------------------------------        -----------------------------------
            (Class)                        (Outstanding at August 1, 1998)

                         BOLDER TECHNOLOGIES CORPORATION

                                TABLE OF CONTENTS

                                                                                                              PAGE NUMBER
                                                                                                              -----------
COVER PAGE                                                                                                          1

TABLE OF CONTENTS                                                                                                   2

PART I.        FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS

               Condensed Balance Sheets as of June 30, 1998 and December 31, 1997                                   3

               Condensed Statements of Operations for the three and six-month periods ended June 30, 1998 and 1997, and the period from inception (March 22,
               1991) through June 30, 1998                                                                          4

               Condensed Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997; and the period from inception
               (March 22, 1991) through June 30, 1998                                                               5

               Notes to Condensed Financial Statements                                                              6

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.                                                                           9

PART II.       OTHER INFORMATION

               ITEM 1.   LEGAL PROCEEDINGS.                                                                        13

               ITEM 2.   CHANGES IN SECURITIES.                                                                    13

               ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                                          13

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                      13

               ITEM 5.   OTHER INFORMATION.                                                                        14

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                                         15

SIGNATURES                                                                                                         16

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                                  JUNE 30,            DECEMBER 31,
                                                                                    1998                 1997
                                                                                 -----------          -----------
ASSETS                                                                          (UNAUDITED)
Current assets:
      Cash and cash equivalents                                                  $ 4,594,518          $ 5,414,330
      Available-for-sale securities                                               13,134,679           14,980,447
      Other current assets                                                           439,433              362,937
                                                                                 -----------          -----------

TOTAL CURRENT ASSETS                                                              18,168,630           20,757,714

Property and equipment, at cost, net                                              20,568,600           20,272,932
Other assets, net                                                                    279,573              244,943
                                                                                 -----------          -----------

TOTAL ASSETS                                                                     $39,016,803          $41,275,589
                                                                                 ===========          ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued liabilities                                   $ 1,071,156          $ 2,015,688
      Construction-in-process payable                                                373,130              746,259
      Deferred revenue                                                             1,122,655            1,821,924
      Notes and capital leases, current portion                                    1,352,035            1,157,238
                                                                                 -----------          -----------

TOTAL CURRENT LIABILITIES                                                          3,918,976            5,741,109

Notes and capital leases, less current portion                                     9,521,646            5,247,665

Commitments and contingencies

Stockholders' equity:
      Convertible, redeemable preferred stock, $0.001 par value, 336,200 authorized and outstanding at June 30, 1998 and December 31, 1997, with a liquidation and redemption value of
         $16,810,000                                                              15,891,325           16,205,046
      Common Stock, $.001 par value, 25,000,000 shares authorized; 9,625,531 and
         9,498,440 shares issued at June 30, 1998 and December 31, 1997,
         respectively                                                                  9,626                9,498
      Treasury stock, $.001 par common stock, 33,333
         shares at June 30, 1998 and December 31, 1997                               (50,000)             (50,000)
      Additional paid-in capital                                                  36,824,377           36,522,069
      Deficit accumulated during the development stage                           (27,099,147)         (22,399,798)
                                                                                 -----------          -----------

TOTAL STOCKHOLDERS' EQUITY                                                        25,576,181           30,286,815
                                                                                 -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $39,016,803          $41,275,589
                                                                                 ===========          ===========

                            See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED               SIX MONTHS ENDED                FOR THE PERIOD
                                                 JUNE 30,                        JUNE, 30                    FROM INCEPTION
                                       ----------------------------    -----------------------------        (MARCH 22, 1991)
                                           1998           1997             1998             1997            TO JUNE 30, 1998
                                       ------------    ------------    ------------     ------------        ----------------
REVENUES
      Product sales                    $      4,240    $      3,858    $     32,081     $     41,616         $     300,762
      Research and development services     527,641         718,233       1,080,945        1,160,222             3,987,646
                                       ------------    ------------    ------------     ------------         -------------
                                            531,881         722,091       1,113,026        1,201,838             4,288,408
COST OF REVENUES                             75,734         208,223         203,526          348,641             1,153,219
                                       ------------    ------------    ------------     ------------         -------------
                                            456,147         513,868         909,500          853,197             3,135,189
                                       ============    ============    ============     ============         =============

OPERATING EXPENSES
      Research and development            1,830,053       1,505,899       3,720,912        2,524,132            20,180,891
      General and administrative            805,957         861,426       1,635,279        1,954,052            10,099,273
      Selling and marketing                  58,546          80,240         145,921          159,891               880,368
                                       ------------    ------------    ------------     ------------         -------------
                                          2,694,556       2,447,565       5,502,112        4,638,075            31,160,532
                                       ============    ============    ============     ============         =============

LOSS FROM OPERATIONS                     (2,238,409)     (1,933,697)     (4,592,612)      (3,784,878)          (28,025,343)
OTHER INCOME (EXPENSE)
      Interest income                       262,876         177,946         506,785          384,218             2,359,923
      Interest expense                     (379,486)       (120,874)       (613,522)        (137,032)           (1,433,727)
                                       ------------    ------------    ------------     ------------         -------------
NET INCOME (LOSS)                      $ (2,355,019)   $ (1,876,625)   $ (4,699,349)    $ (3,537,692)        $ (27,099,147)
                                       ============    ============    ============     ============         =============

      Basic net loss per share         $      (0.29)   $      (0.20)   $      (0.58)    $      (0.38)
                                       ============    ============    ============     ============

      Shares used in computing basic
         net loss per share               9,555,494       9,470,792       9,522,116        9,468,415
                                       ============    ============    ============     ============

                            See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED                     FOR THE PERIOD
                                                                               JUNE 30,                         FROM INCEPTION
                                                                     ------------------------------            (MARCH 22, 1991)
                                                                        1998              1997                 TO JUNE 30, 1998
                                                                     -----------        -----------            ----------------
OPERATING ACTIVITIES
Net Loss                                                             $(4,699,349)       $(3,537,692)             $(27,099,147)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
      Depreciation and amortization                                      512,914            235,932                 2,148,625
      Change in deferred revenue                                        (699,269)        (1,018,440)                1,122,655
      Other                                                                    -                  -                   104,956
      Changes in operating assets and liabilities                     (1,012,420)         3,626,711                   620,096
                                                                     -----------        -----------              ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (5,898,124)          (693,489)              (23,102,815)
                                                                     -----------        -----------              ------------

INVESTING ACTIVITIES
      Purchase of short term investments                              (4,083,750)       (2,645,959)               (62,830,554)
      Sale of short term investments                                   5,929,518         9,533,656                 49,695,875
      Purchases of property and equipment                               (797,603)       (6,182,105)               (22,655,131)
      Increase (decrease) in construction-in-process payable            (373,129)       (2,043,293)                   373,130
      Patent costs                                                       (54,220)          (34,525)                  (294,373)
                                                                     -----------        -----------              ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      620,816        (1,372,226)               (35,711,053)
                                                                     -----------        -----------              ------------


FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                                -                  -                25,869,062
      Proceeds from issuance of common stock                              56,864             95,394                25,662,993
      Proceeds from issuance of notes payable                          5,043,064          6,639,964                16,423,460
      Purchase of treasury stock from founder                                  -                  -                   (50,000)
      Payments on notes payable and capital leases payable              (574,286)          (256,890)               (2,069,852)
      Stock issuance costs                                               (68,146)                 -                (2,430,240)
      Issuance of warrants to purchase common or preferred stock               -                  -                     2,963
                                                                     -----------        -----------              ------------

NET CASH PROVIDED BY  FINANCING ACTIVITIES                             4,457,496          6,478,468                63,408,386
                                                                     ===========        ===========              ============


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (819,812)         4,412,753                 4,594,518
Cash and cash equivalents, beginning of period                         5,414,330            968,297                         -
                                                                     -----------        -----------              ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 4,594,518        $ 5,381,050              $  4,594,518
                                                                     ===========        ===========              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                         $   694,273        $   137,032              $  1,334,418
                                                                     ===========        ===========              ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
      AND FINANCING ACTIVITIES

      Accretion of preferred stock offering costs                    $   106,679        $         -              $    156,679
                                                                     ===========        ===========              ============

      Preferred stock dividend accrual                               $   739,812        $         -              $  1,092,132
                                                                     ===========        ===========              ============

      Preferred stock dividends paid in common stock                 $ 1,092,132        $         -              $  1,092,132
                                                                     ===========        ===========              ============

      Conversion of notes payable and related accrued interest to
       preferred stock                                               $         -        $         -              $  3,585,820
                                                                     ===========        ===========              ============


                            See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1998 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") for the three and six-month periods ended June 30, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six-month periods ended June 30, 1998 are not necessarily indicative of operating results to be expected for the full year.

The Company has received certain payments in connection with its strategic agreement with Johnson Controls, Inc. ("JCI"). These payments, which have been recorded as deferred revenue, are consideration to the Company for certain services provided to JCI to transfer appropriate technical information to JCI as specified in the agreement. The Company is recognizing revenue as services are performed, using the percentage of completion method. These revenues and others related to JCI totaled approximately 80% and 78% of total research and development services revenues during the three and six months ended June 30, 1998, respectively, as compared to 54% and 67% for the three and six months ended June 30, 1997.

In 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, " which requires companies to report and display comprehensive income and its components in the financial statements. For the three and six-month periods ended June 30, 1998 and 1997, and inception to date, comprehensive income does not differ from net loss.

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

The following table provides additional information regarding the computation of basic earnings per share for the three and six months ending June 30, 1998:

                                                                         For the Quarter Ended June 30, 1998
                                                           ---------------------------------------------------------------

                                                                                     Weighted
                                                                                     Average
                                                                 Loss                 Shares                 Per-share
                                                              (Numerator)          (Denominator)               Amount
                                                              -----------          -------------               ------
 Net Loss                                                  $    (2,355,019)
 Dividend on preferred stock                                      (370,914)
 Accretion of preferred stock offering costs                       (53,769)
                                                           ---------------
 Net loss allocable to common stockholders                 $    (2,779,702)              9,555,494        $         (0.29)
                                                           ===============         ===============        ===============

                                                                     For the Six Months Ended June 30, 1998
                                                           ----------------------------------------------------------------

                                                                                    Weighted
                                                                                     Average
                                                                Loss                  Shares                 Per-share
                                                             (Numerator)           (Denominator)              Amount
                                                             -----------           -------------              ------
 Net Loss                                                  $    (4,699,349)
 Dividend on preferred stock                                      (739,812)
 Accretion of preferred stock offering costs                      (106,679)
                                                           ---------------
 Net loss allocable to common stockholders                 $    (5,545,840)              9,522,116        $         (0.58)
                                                           ===============         ===============        ===============

The following table provides additional information regarding the computation of basic earnings per share for the three and six months ending June 30, 1997:

                                                                        For the Quarter Ended June 30, 1997
                                                           ---------------------------------------------------------------

                                                                                    Weighted
                                                                                     Average
                                                                Loss                  Shares                 Per-share
                                                             (Numerator)           (Denominator)              Amount
                                                             -----------           -------------              ------
Net loss allocable to common stockholders                  $    (1,876,625)              9,470,792        $         (0.20)
                                                           ===============         ===============        ===============

                                                                        For the Six Months Ended June 30, 1997
                                                           ---------------------------------------------------------------

                                                                                      Weighted
                                                                                      Average
                                                                Loss                   Shares               Per-share
                                                             (Numerator)           (Denominator)              Amount
                                                             -----------           -------------              ------
Net loss allocable to common stockholders                  $    (3,537,692)              9,468,415        $         (0.38)
                                                           ===============         ===============        ===============

At June 30, 1998, securities that could potentially dilute basic net loss per share in the future include 1,352,934 outstanding options to purchase the Company's common stock, 49,766 outstanding warrants to purchase the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock.

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


GENERAL

Since its inception in March 1991, BOLDER Technologies Corporation (the "Company") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMF(R)") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. In May 1997, the Company moved to a new leased manufacturing facility and corporate headquarters in Golden, Colorado. This facility has been designed to accommodate three production lines and two research and development lines, as well as all of the Company's other operations. The Company contracted with Wright Industries to manufacture the first high-volume production line, which will produce sub-C cells. The Company had disclosed in early February 1998 that the qualification of its first high volume manufacturing line had proceeded more slowly than originally anticipated due to the late delivery and installation of equipment and the time involved in initial debugging of the line. The Company has now completed installation of its first manufacturing production line, completed certain key modifications, and demonstrated the fundamental mechanical functionality of the entire line. The intended cycle times for all individual major unit operations within the manufacturing process have been attained.

The Company recently began expanded qualification testing of batteries produced on the first production line. This vigorous testing program will put several thousand batteries through a wide range of test regimes to simulate actual applications. Upon the attainment of appropriate test results, the Company expects to initiate commercial operations with limited shipments to selected customers later in 1998.

The Company believes that the task of improving the efficiency of its first production line and the efficiency of the overall manufacturing process will be an ongoing activity, as with any new process technology, even beyond the start of commercial operations. Additional modifications could be required from time to time to realize the optimized production capacity of the line.

As with any new enabling technology, the Company expects to go through a period of market adoption in which customers test and evaluate the BOLDER TMF batteries, subsequently designing the batteries into customer's products. Initially, the Company expects modest product shipments until significant numbers of customers have completed this process. The Company expects to generate revenues primarily from the sale of its TMF batteries.

In June 1995, the Company and Johnson Controls, Inc. ("JCI") established a joint venture (the "Joint Venture") to develop high volume manufacturing technology for TMF batteries, to manufacture TMF batteries for sale by both partners and to pursue HEV battery development opportunities for TMF batteries. In 1997, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and JCI announced a new strategic partnership, which replaced the Joint Venture effective as of July 1996. Under the terms of the new strategic partnership, which was finalized in July 1997, each party will separately implement TMF battery-manufacturing facilities to best meet the unique requirements of the markets addressed by each.

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


RESULTS OF OPERATIONS

Total revenues decreased to $531,881 and $1,113,026 for the three-and six-month periods ended June 30, 1998, respectively, from $722,091 and $1,201,838 for the same periods in 1997. As in previous reporting periods, the majority of revenues resulted from research and development services ("R&D"). Revenues from product sales were at nominal levels and are expected to remain at nominal levels until the beginning of commercial operations. Approximately 80 and 78 percent of the $527,641 and $1,080,945 of research and development services revenues for the three-and six month periods ended June 30, 1998, respectively, resulted from the Company's recognition of revenue from services performed in connection with the technology transfer arrangement with JCI. This compares to approximately 54 and 67 percent for the same periods in 1997. The remainder of the research and development services revenues for the three-and six-month periods ended June 30, 1998 and 1997 resulted from customer-funded research and development programs. The decrease in 1998 R&D revenues compared to the 1997 periods was due to the completion of a customer-funded product development program in 1997 that contributed approximately $239,000 of revenues to the 1997 periods. The R&D revenues associated with the JCI agreement are non-cash items in 1998 and should be completed by the end of the year. The Company considers R&D revenues as an insignificant part of the future of the business.

Cost of revenues decreased to $75,734 and $203,526 for the three- and six-month periods ended June 30, 1998, respectively, from $208,223 and $348,641 for the same periods in 1997. Most of the decrease in 1998 was due to a reduced scope of activity compared to 1997, directly attributable to private customer-funded new product development programs.

Research and development expenses increased to $1,830,053 and $3,720,912 for the three- and six-month periods ended June 30, 1998, respectively, from $1,505,899 and $2,524,132 for the same periods in 1997. The increase was primarily due to additional technical staff and associated expenses, and new manufacturing facility and production line expenses related to the Company's expanded efforts to commercialize its sub-C cell and prepare to implement high volume manufacturing.

General and administrative expenses decreased to $805,957 and $1,635,279 for the three- and six-month periods ended June 30, 1998, respectively, as compared to $861,426 and $1,954,052 for the same periods in 1997. The primary reason for the decrease in 1998 was the inclusion for the six-month period ended June 30, 1997 of approximately $210,000 of costs associated with the registration statement filed in February 1997 and withdrawn in May 1997. The decrease in both the 1998 three- and six-month periods also reflected lower expenses for legal and outside consulting services than in the prior year.

Selling and marketing expenses decreased to $58,546 and $145,921 for the three- and six-month periods ended June 30, 1998, respectively, as compared to $80,240 and $159,891 for the same periods in 1997. The 1998 decreases were primarily due to lower staffing levels and associated expenses than in 1997.

Interest income increased to $262,876 and $506,785 for the three- and six-month periods ended June 30, 1998, respectively, from $177,946 and $384,218 for the same periods in 1997. This increase was due to larger invested cash balances in 1998, primarily resulting from the Company's private placement in October 1997 and proceeds from debt financing in March 1998.

Interest expense increased to $379,486 and $613,522 for the three and six-month periods ended June 30, 1998, respectively, from $120,874 and $137,032 for the same periods in 1997. The increases in 1998 were due to increased levels of lease and debt financing.


LIQUIDITY AND CAPITAL RESOURCES

From its inception through June 30, 1998, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $52.5 million from sales of these securities. The Company has also received net proceeds of $12.3 million from a debt agreement with Transamerica Business Credit Corporation. At June 30, 1998, the Company's balances of cash, cash equivalents, and available-for-sale securities totaled $17.7 million, compared to $20.4 million at December 31, 1997.

In October 1997, the Company received approximately $15.8 million in net proceeds from the private placement of 336,200 shares of Series A Convertible Preferred Stock. The first dividend payment, in the form of shares of the Company's common stock, was made on March 13, 1998, resulting in the issuance of 77,985 shares of the Company's common stock. The total amount of this dividend payment, representing the period from October 8, 1997 through March 12, 1998, was $642,464. An additional dividend payment, in the form of shares of the Company's common stock, was made on June 30, 1998. This resulted in the issuance of 36,704 shares. The total value of the dividend payment, which covered the period from March 13, 1998 through June 30, 1998, was $449,668.

In March 1998, the Company obtained loan proceeds of $5.2 million from its debt agreement with Transamerica Business Credit Corporation ("TBCC"). The Company has no additional financing available from the TBCC debt agreement. The remaining loan balance, which is collateralized by tenant improvements and the high volume production line, is $10.7 million at June 30, 1998.

As of June 30, 1998, the Company had made progress payments of $11.0 million to fund the construction of its first high-volume production line, of which $8.0 million were financed through its debt agreement with TBCC. The Company's remaining liability of $0.4 million to the supplier of the production line is payable upon specific vendor performance. The Company invested $0.4 and $0.8 million during the three- and six months ended June 30, 1998 in leasehold improvements, machinery, equipment, and office furnishings to support its new facility and its development, production, sales, and administrative activities.

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

              None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

              None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The Annual Meeting of Stockholders was held on June 4, 1998. Proxies of the meeting were solicited by management; there was no solicitation in opposition to management's nominees for Class II Directors set forth in the Proxy Statement and all such nominees were elected. The stockholders also approved management's proposal to ratify the selection of Arthur Andersen LLP as independent accountants of the Company for the fiscal year ending December 31, 1998.

              Each holder of record of Common Stock was entitled to one vote per share, and each holder of record of Series A Preferred Stock was entitled to 3.33 votes per share. All voting tabulations below include the effect of both the Common Stock and Series A Preferred Stock, based on the relative voting rights as noted.

                   a) The following details the voting results with respect to each nominee for office, including the number of shares not voted at all (Not Present) and the proxies that brokers did not vote in full (Broker Non-voted).

              Nominee                                     Common Stock
              -------                                     ------------
              Wilmer R. Bottoms
                       For                                 9,589,382
                       Withhold                               20,366
                       Not Present                           973,528
                       Broker Non-voted                       92,884
                                                          ----------
                                TOTAL                     10,676,160
                                                          ==========

              Nominee                                     Common Stock
              -------                                     ------------
              William D. Connor
                       For                                 9,589,382
                       Withhold                               20,366
                       Not Present                           973,528
                       Broker Non-voted                       92,884
                                                          ----------
                                TOTAL                     10,676,160
                                                          ==========

              Nominee                                     Common Stock
              -------                                     ------------
              Carl S. Stutts
                       For                                 9,589,382
                       Withhold                               20,366
                       Not Present                           973,528
                       Broker Non-voted                       92,884
                                                          ----------
                                TOTAL                     10,676,160
                                                          ==========

                   b) The following details the voting results with respect to ratifying the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 1998.

                       For                                 9,577,101
                       Against                                 2,900
                       Abstain                                29,747
                       Not Present                           973,528
                       Broker Non-voted                       92,884
                                                          ----------
                                TOTAL                     10,676,160
                                                          ==========

     ITEM 5.   OTHER INFORMATION.

              Notice of Deadlines for Stockholder Proposals for 1999 Proxy Statement

              The deadline for submitting a stockholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of stockholders pursuant to Rule 14a-8, "Shareholder Proposals," of the Securities and Exchange Commission's Regulation 14A is December 31, 1998.

              The date after which notice of a stockholder proposal or a stockholder nomination for a director submitted outside the procedures of Rule 14a-8 is considered untimely is April 5, 1999.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBIT      DESCRIPTIONS OF DOCUMENTS

                      27         -- Financial Data Schedule.

              (b) There were no reports on Form 8-K for the three months ended June 30, 1998.

                         BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  BOLDER Technologies Corporation




Date:   August 13, 1998               By:   /s/ Daniel S. Lankford
     ---------------------               -----------------------------------
                                                Daniel S. Lankford
                                         Chairman and Chief Executive Officer



                                      By:   /s/ Joseph F. Fojtasek
                                         -----------------------------------
                                                Joseph F. Fojtasek
                                         Vice President and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX

              (a)   EXHIBIT      DESCRIPTIONS OF DOCUMENTS
                    -------      -------------------------
                      27         -- Financial Data Schedule.

              (b) There were no reports on Form 8-K for the three months ended June 30, 1998.