Form 10-Q
period 1998-09-30
BOLDER TECHNOLOGIES CORP
filed 1998-11-10
CIK 1011108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998



                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______.

                         Commission File Number 0-28060

                        BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                      84-1166231
-------------------------------------------------------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)


                  4403 Table Mountain Drive, Golden, CO 80403
          (Address of principal executive offices including zip code)

                                 (303) 215-7200
              (Registrant's telephone number, including area code)

  --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X              No
                      ---                  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. y

     Common Stock $.001 par Value                   9,599,141
  ---------------------------------     ------------------------------------
              (Class)                    (Outstanding at November 1, 1998)

                        BOLDER TECHNOLOGIES CORPORATION

                               TABLE OF CONTENTS

                                                                                                 PAGE NUMBER
                                                                                                 -----------
COVER PAGE                                                                                              1

TABLE OF CONTENTS                                                                                       2

PART I.       FINANCIAL INFORMATION

              ITEM 1. FINANCIAL STATEMENTS

              Condensed Balance Sheets as of September 30, 1998 and December 31, 1997                   3

              Condensed Statements of Operations for the three and nine-month periods ended September 30, 1998 and 1997, and the period from inception (March
              22, 1991) through September 30, 1998                                                      4

              Condensed Statements of Cash Flows for the nine-month periods ended
              September 30, 1998 and 1997; and the period from inception (March 22,
              1991) through September 30, 1998.                                                         5

              Notes to Condensed Financial Statements                                                   6

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.                                                                9

PART II.      OTHER INFORMATION

              ITEM 1.  LEGAL PROCEEDINGS.                                                               14

              ITEM 2.  CHANGES IN SECURITIES.                                                           14

              ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                 14

              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                             14

              ITEM 5.  OTHER INFORMATION.                                                               14

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                14


SIGNATURES                                                                                              15

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        1998               1997
                                                                                    -------------      ------------
ASSETS                                                                               (UNAUDITED)
Current assets:
      Cash and cash equivalents                                                      $  1,584,474      $  5,414,330
      Available-for-sale securities                                                    13,209,765        14,980,447
      Other current assets                                                                359,853           362,937
                                                                                     ------------      ------------
TOTAL CURRENT ASSETS                                                                   15,154,092        20,757,714

Property and equipment, at cost, net                                                   20,674,123        20,272,932
Other assets, net                                                                         379,119           244,943
                                                                                     ------------      ------------
TOTAL ASSETS                                                                         $ 36,207,334      $ 41,275,589
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued liabilities                                       $  1,731,999      $  2,015,688
      Construction-in-process payable                                                     186,582           746,259
      Deferred revenue                                                                    598,205         1,821,924
      Notes and capital leases, current portion                                         1,410,789         1,157,238
                                                                                     ------------      ------------
TOTAL CURRENT LIABILITIES                                                               3,927,575         5,741,109

Notes and capital leases, less current portion                                          9,126,116         5,247,665

Commitments and contingencies

Stockholders' equity:
      Convertible, redeemable preferred stock, $0.001 par value, 336,200 authorized and outstanding at September 30, 1998 and December 31, 1997, with a liquidation and redemption value of $16,810,000
                                                                                       16,324,355        16,205,046
      Common Stock, $.001 par value, 25,000,000 shares authorized; 9,632,474 and
         9,498,440 shares issued at September 30, 1998 and December 31, 1997,
         respectively                                                                       9,632             9,498
      Treasury stock, $.001 par common stock, 33,333
         shares at September 30, 1998 and December 31, 1997                               (50,000)          (50,000)
      Additional paid-in capital                                                       36,448,135        36,522,069
      Deficit accumulated during the development stage                                (29,578,479)      (22,399,798)
                                                                                     ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                             23,153,643        30,286,815
                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 36,207,334      $ 41,275,589
                                                                                     ============      ============

                             See accompanying notes

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED         FOR THE PERIOD
                                                      SEPTEMBER 30,                         SEPTEMBER 30,          FROM INCEPTION
                                             ------------------------------      ------------------------------  (MARCH 22,1991) TO
                                                 1998               1997              1998              1997     SEPTEMBER 30, 1998
                                             ------------      ------------      ------------      ------------  ------------------
REVENUES
       Product sales                         $     11,824      $     12,601      $     43,905      $     54,217      $    312,586
       Research and development services          672,267           678,494         1,753,212         1,838,716         4,659,913
                                             ------------      ------------      ------------      ------------      ------------
                                                  684,091           691,095         1,797,117         1,892,933         4,972,499

COST OF REVENUES                                   71,184           201,359           274,710           550,001         1,224,403
                                             ------------      ------------      ------------      ------------      ------------
                                                  612,907           489,736         1,522,407         1,342,932         3,748,096
                                             ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES
       Research and development                 1,948,302         1,965,341         5,669,212         4,489,475        22,129,193
       General and administrative                 821,937           978,340         2,457,216         2,932,390        10,921,210
       Selling and marketing                      176,315            98,651           322,238           258,542         1,056,683
                                             ------------      ------------      ------------      ------------      ------------
                                                2,946,554         3,042,332         8,448,666         7,680,407        34,107,086
                                             ------------      ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                           (2,333,647)       (2,552,596)       (6,926,259)       (6,337,475)      (30,358,990)

OTHER INCOME (EXPENSE)
       Interest income                            226,623           168,593           733,408           552,812         2,586,546
       Interest expense                          (372,308)         (253,851)         (985,830)         (390,883)       (1,806,035)
                                             ------------      ------------      ------------      ------------      ------------
NET INCOME (LOSS)                            $ (2,479,332)     $ (2,637,854)     $ (7,178,681)     $ (6,175,546)     $(29,578,479)
                                             ============      ============      ============      ============      ============


       Basic net loss per share              $      (0.30)     $      (0.28)     $      (0.89)     $      (0.65)
                                             ============      ============      ============      ============
       (See note 1)

       Shares used in computing basic
          net loss per share                    9,598,009         9,459,477         9,547,692         9,438,684
                                             ============      ============      ============      ============

                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED           FOR THE PERIOD
                                                                                  SEPTEMBER 30,             FROM INCEPTION
                                                                        ------------------------------    (MARCH 22, 1991) TO
                                                                             1998             1997        SEPTEMBER 30, 1998
                                                                                                          -------------------
OPERATING ACTIVITIES
Net Loss                                                                $ (7,178,681)     $ (6,175,546)     $(29,578,479)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
      Depreciation and amortization                                          807,934           436,829         2,443,645
      Change in deferred revenue                                          (1,223,719)       (1,621,219)          598,205
      Other                                                                       --                --           104,956
      Changes in operating assets and liabilities                           (279,123)        4,173,661         1,353,393
                                                                        ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (7,873,589)       (3,186,275)      (25,078,280)
                                                                        ------------      ------------      ------------
INVESTING ACTIVITIES
      Purchase of short term investments                                  (7,091,027)       (4,807,505)      (65,837,831)
      Sale of short term investments                                       8,861,709        12,786,024        52,628,066
      Purchases of property and equipment                                 (1,190,648)       (8,159,033)      (23,048,176)
      Increase (decrease) in construction-in-process payable                (559,711)       (1,943,905)          186,548
      Patent costs                                                          (154,105)          (46,305)         (394,258)
                                                                        ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (133,782)       (2,170,724)      (36,465,651)
                                                                        ------------      ------------      ------------
FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                                   --                --        25,869,062
      Proceeds from issuance of common stock                                 113,658           200,899        25,719,787
      Proceeds from issuance of notes payable                              5,043,064         6,639,965        16,423,460
      Purchase of treasury stock from founder                                     --                --           (50,000)
      Payments on notes payable and capital leases payable                  (911,061)         (517,330)       (2,406,627)
      Stock issuance costs                                                   (68,146)          (38,527)       (2,430,240)
      Issuance of warrants to purchase common or preferred stock                  --                --             2,963
                                                                        ------------      ------------      ------------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                                 4,177,515         6,285,007        63,128,405
                                                                        ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (3,829,856)          928,008         1,584,474
Cash and cash equivalents, beginning of period                             5,414,330           968,297                --
                                                                        ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  1,584,474      $  1,896,305      $  1,584,474
                                                                        ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                            $    945,594      $    390,882      $  1,585,739
                                                                        ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
      AND FINANCING ACTIVITIES

      Accretion of preferred stock offering costs                       $    160,448      $         --      $    210,448
                                                                        ============      ============      ============
      Preferred stock dividend accrual                                  $  1,134,675      $         --      $  1,471,393
                                                                        ============      ============      ============
      Preferred stock dividends paid in common stock                    $  1,092,132      $         --      $  1,092,132
                                                                        ============      ============      ============
      Conversion of notes payable and related accrued interest to
       preferred stock                                                  $         --      $         --      $  3,585,820
                                                                        ============      ============      ============

                            See accompanying notes.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        SEPTEMBER  30, 1998 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") for the three and nine- month periods ended September 30, 1998 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three- and nine- month periods ended September 30, 1998 are not necessarily indicative of operating results to be expected for the full year.

The Company has received certain payments in connection with its strategic agreement with Johnson Controls, Inc. ("JCI"). These payments, which have been recorded as deferred revenue, are consideration to the Company for certain services provided to JCI to transfer appropriate technical information to JCI as specified in the agreement. The Company is recognizing revenue as services are performed, using the percentage of completion method. These revenues and others related to JCI totaled approximately 89% and 82% of total research and development services revenues during the three- and nine-months ended September 30, 1998, respectively, as compared to 78% and 73% for the three and nine months ended September 30, 1997.

In 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, " which requires companies to report and display comprehensive income and its components in the financial statements. For the three and nine-month periods ended September 30, 1998 and 1997, and inception to date, comprehensive income does not differ from net loss.

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

The following table provides additional information regarding the computation of basic earnings per share for the three and nine months ending September 30, 1998:

                                                 For the Quarter Ended September 30, 1998
                                                 ----------------------------------------
                                                                  Weighted
                                                                  Average
                                                    Loss           Shares       Per-share
                                                 (Numerator)    (Denominator)    Amount
                                                 -----------    -------------   ---------
 Net Loss                                        $(2,479,332)
 Dividend on preferred stock                        (379,261)
 Accretion of preferred stock offering costs         (53,769)
                                                 -----------
 Net loss allocable to common stockholders       $(2,912,362)     9,598,009     $  (0.30)
                                                 ===========      =========     ========

                                                 For the Nine Months Ended September 30, 1998
                                                 --------------------------------------------
                                                                  Weighted
                                                                  Average
                                                    Loss           Shares       Per-share
                                                 (Numerator)    (Denominator)    Amount
                                                 -----------    -------------   ---------
 Net Loss                                        $(7,178,681)
 Dividend on preferred stock                      (1,134,675)
 Accretion of preferred stock offering costs        (160,448)
                                                 -----------
 Net loss allocable to common stockholders       $(8,473,804)       9,547,692     $  (0.89)
                                                 ===========      ===========     ========


The following table provides additional information regarding the computation of basic earnings per share for the three and nine months ending September 30, 1997:

                                                 For the Quarter Ended September 30, 1997
                                                 ----------------------------------------
                                                                  Weighted
                                                                  Average
                                                    Loss           Shares       Per-share
                                                 (Numerator)    (Denominator)    Amount
                                                 -----------    -------------   ---------
 Net loss allocable to common stockholders       $(2,637,854)       9,459,477   $  (0.28)
                                                 ===========      ===========   ========

                                               For the Nine Months Ended September 30, 1997
                                               --------------------------------------------
                                                                Weighted
                                                                Average
                                                  Loss           Shares       Per-share
                                               (Numerator)    (Denominator)    Amount
                                               -----------    -------------   ---------
 Net loss allocable to common stockholders     $(6,175,546)       9,438,684     $  (0.65)
                                               ===========      ===========     ========

At September 30, 1998, securities that could potentially dilute basic net loss per share in the future include 1,424,934 outstanding options to purchase the Company's common stock, 49,766 outstanding warrants to purchase the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's elections, before January 1, 1998).

The Company has historically not entered into instruments which would fall into the scope of SFAS 133.

                        BOLDER TECHNOLOGIES CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report may contain forward-looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, testing and validating the new production line, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and the timing of market acceptance, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's registration statement on Form S-3 filed on December 5, 1997, as amended through February 19, 1998; the report on Form 8-K filed February 12, 1998; and the Form 10-K filed March 30, 1998. These risks, particularly those associated with the Company's implementation of its new manufacturing line and processes, (i) have materially and adversely affected, and may in the future materially and adversely affect, the Company's results and (ii) have caused and may in the future cause such results to differ materially from those expressed in any forward-looking statements made by BOLDER.


GENERAL

Since its inception in March 1991, BOLDER Technologies Corporation (the "Company") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMF(R)") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. In May 1997, the Company moved to a new leased manufacturing facility and corporate headquarters in Golden, Colorado. This facility has been designed to accommodate three production lines and two research and development lines, as well as all of the Company's other operations. The Company contracted with Wright Industries to manufacture the first high-volume production line, which will produce sub-C cells. The Company had disclosed in early February 1998 that the qualification of its first high-volume manufacturing line had proceeded more slowly than originally anticipated due to the late delivery and installation of equipment and the time involved in initial debugging of the line. Since February, the Company focused on making key modifications to the production line and completing the debugging and testing process. The Company completed this process, along with the testing and qualification of its first commercial battery product, the sub-C cell. As a result of completing these milestones, the Company announced in October that it is ready to ship commercial product and will begin accepting purchase orders.

The Company believes that the task of improving the efficiency of its first production line, the efficiency of the overall manufacturing process, and the performance of its TMF products will be an ongoing activity, as with any new process technology, even beyond the start of commercial operations. Additional modifications will be required from time to time to improve the production capability of the line. Similarly, changes in the design of the Company's products will be required from time to time to improve product performance.

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


RESULTS OF OPERATIONS

Total revenues decreased to $684,091 and $1,797,117 for the three-and nine-month periods ended September 30, 1998, respectively, from $691,095 and $1,892,933 for the same periods in 1997. As in previous reporting periods, the majority of revenues resulted from research and development services ("R&D"). Revenues from product sales were at nominal levels and are expected to remain at nominal levels until the Company has gone through a period of market adoption by customers and commercial operations begin to increase. Approximately 89 and 82 percent of the $672,267 and $1,753,212 of research and development services revenues for the three-and nine month periods ended September 30, 1998, respectively, resulted from the Company's recognition of revenue from services performed in connection with the technology transfer arrangement with JCI. This compares to approximately 78 and 73 percent for the same periods in 1997. The remainder of the R&D services revenues for the three-and nine-month periods ended September 30, 1998 and 1997 resulted from customer-funded research and development programs. The decrease in 1998 R&D revenues compared to the 1997 periods was due to the completion of a customer-funded product development program in 1997 that contributed approximately $239,000 of revenues to the 1997 periods. The R&D revenues associated with the JCI agreement are non-cash items in 1998 and should be completed by the end of 1998. The Company considers R&D revenues as an insignificant part of the future of the business.

Cost of revenues decreased to $71,184 and $274,710 for the three and nine-month periods ended September 30, 1998, respectively, from $201,359 and $550,001 for the same periods in 1997. Most of the decrease in 1998 was due to lower levels of customer funded product-development programs compared to 1997.

Research and development expenses increased to $5,669,212 for the nine months ended September 30, 1998, from $4,489,475 for the same period in 1997. The increase in 1998 was primarily due to additional technical staff and associated expenses, and new manufacturing facility and production line expenses related to the Company's expanded efforts to commercialize its sub-C cell and prepare to implement high volume manufacturing. Increases from these factors also affected and would have caused the three months ended September 30, 1998 to have higher expenses than the same period in 1997, except for certain offsetting factors. For example, certain expenses associated with the start-up of debug, test and qualification of the production line realized in the third quarter 1997 did not apply to the 1998 period. Also, in the third quarter 1998, certain applications engineers included in research and development expenses in the third quarter 1997 were classified in selling and marketing expenses in the third quarter 1998. As a result of these offsetting factors, research and development expenses for the third quarter 1998 of $1,948,302 were similar to the prior year third quarter expenses of 1,965,341.

General and administrative expenses decreased to $821,937 and $2,457,216 for the three- and nine-month periods ended September 30, 1998, respectively, as compared to $978,340 and $2,932,390 for the same periods in 1997. One reason for the decrease in 1998 was the inclusion for the nine-month period ended September 30, 1997 of approximately $210,000 of costs associated with the registration statement filed in February 1997 and withdrawn in May 1997. In addition, the decrease in both the 1998 three- and nine-month periods reflected lower expenses for legal fees and recruiting and relocation than in the prior year.

Selling and marketing expenses increased to $176,315 and $322,238 for the three- and nine-month periods ended September 30, 1998, respectively, as compared to $98,651 and $258,542 for the same periods in 1997. The increases in 1998 were primarily due to increased staffing levels and small amounts of advertising expenses associated with the commercial introduction of the Company's products.

Interest income increased to $226,623 and $733,408 for the three- and nine-month periods ended September 30, 1998, respectively, from $168,593 and
$552,812 for the same periods in 1997.   This increase was due to larger
invested cash balances in 1998, primarily resulting from the Company's private placement in October 1997 and proceeds from debt financing in March 1998.

Interest expense increased to $372,308 and $985,830 for the three- and nine-month periods ended September 30, 1998, respectively, from $253,851 and $390,883 for the same periods in 1997. The increases in 1998 were due to increased levels of lease and debt financing.


LIQUIDITY AND CAPITAL RESOURCES

From its inception through September 30, 1998, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $52.5 million from sales of these securities. The Company has also received net proceeds of $12.3 million from a debt agreement with Transamerica Business Credit Corporation. At September 30, 1998, the Company's balances of cash, cash equivalents, and available-for-sale securities totaled $14.8 million, compared to $20.4 million at December 31, 1997.

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

In March 1998, the Company obtained loan proceeds of $5.2 million from its debt agreement with Transamerica Business Credit Corporation ("TBCC"). The Company has no additional financing available from the TBCC debt agreement. The remaining loan balance, which is collateralized by tenant improvements and the high volume production line, is $10.5 million at September 30, 1998.

As of September 30, 1998, the Company had made progress payments of $11.2 million to fund the construction of its first high-volume production line, of which $8.0 million were financed through its debt agreement with TBCC. The Company's remaining liability of $0.2 million to the supplier of the production line is payable upon specific vendor performance. The Company invested $0.4 and $1.2 million during the three- and nine-months ended September 30, 1998 in leasehold improvements, machinery, equipment, and office furnishings to support its new facility and its development, production, sales, and administrative activities.

Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that its existing sources of liquidity, as well as projected cash generated from future operations, will satisfy the Company's capital requirements for at least the next 12 months. To provide funds for future production lines, the Company will need to access additional sources of equity capital or debt. If these financing sources are not available, the Company would likely delay any substantial expansion of fully-automated manufacturing capacity. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

YEAR 2000

State of Readiness. The Company relies on software in its information systems and manufacturing equipment. Most of this equipment and software was installed and written within the past three years. The Company has done an initial survey of the installed control systems, computers, and application software, and it appears that these systems are either compliant, the vendor claims compliance, or the problems can be corrected by purchasing small amounts of hardware, software, or software upgrades.

Costs. The Company has a plan to validate each of these systems by the end of Second Quarter 1999. This plan (20% of total expected hours completed to September 30, 1998) will be accomplished through a combination of written vendor confirmations and specific validation testing. This validation process is expected to be accomplished primarily with internal corporate staff. The validation phase is expected to cost approximately $25,000, including consulting and internal resources.

Due to the fact that the Company's information and embedded systems are new, generally off-the-shelf, and vendor relationships still exist for the subject equipment and software, Year 2000 remediation costs are expected to be relatively small. They are expected to consist of replacing relatively low-cost personal computers, and installations of bug-fixes from major manufacturers of equipment, along with some custom software fixes. These costs, including hardware replacements accelerated by the Year 2000 situation, and other contingency plan activities, are not expected to exceed $50,000.

Risks. The most likely risks to the Company from Year 2000 issues are external, due to the difficulty of validating key third parties' readiness for Year 2000. The Company will seek confirmation of such compliance and seek relationships which are compliant. However, the risk that a major supplier of raw materials, or a major OEM customer, will become unreliable due to Year 2000 problems will still exist. The Company will maintain contingency plans for each of these key relationships as they arise, such as second sourcing, purchasing additional inventory, and creating joint contingency plans for Year 2000 situations with each relationship.

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

                 None


     ITEM 5.     OTHER INFORMATION.

                 None

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)      EXHIBIT          DESCRIPTIONS OF DOCUMENTS

                            27             -- Financial Data Schedule.

                 (b) There were no reports on Form 8-K for the three months ended September 30, 1998.

                        BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                 BOLDER Technologies Corporation




Date:     November 10, 1998        By:   /s/ Daniel S. Lankford
       -------------------------      ------------------------------------
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

                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27             -- Financial Data Schedule.