Form 10-K
period 1998-12-31
BOLDER TECHNOLOGIES CORP
filed 1999-03-31
CIK 1011108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28060

                        BOLDER TECHNOLOGIES CORPORATION
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      84-1166231
       (State or other jurisdiction of               (IRS Employer Identification No.)
        incorporation or organization)

          4403 TABLE MOUNTAIN DRIVE
                  GOLDEN, CO                                       80403
   (Address of principal executive offices)                      (Zip Code)

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq Stock Market (National Market) on February 28, 1999 was $57,832,330.

     The number of shares of Common Stock outstanding as of February 28, 1999 was 9,687,142.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement to be filed not later than 120 days after December 31, 1998, in connection with the Registrant's 1999 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
PART I

Item 1.    Business.........................................................................................3

Item 2.    Properties......................................................................................15

Item 3.    Legal Proceedings...............................................................................15

Item 4.    Submission of Matters to a Vote of Security Holders.............................................15


PART II

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters...........................16

Item 6.    Selected Financial Data.........................................................................17

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........19

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......................................23

Item 8.    Financial Statements and Supplementary Data.....................................................23

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............23


PART III

Item 10.   Directors and Executive Officers of the Registrant..............................................24

Item 11.   Executive Compensation..........................................................................24

Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................24

Item 13.   Certain Relationships and Related Transactions..................................................24

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ................................25

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

INTRODUCTION

         BOLDER is an energy technology company that is developing and commercializing advanced, high power, rechargeable battery systems based on its patented thin metal film ("TMF(R)") technology. The Company's TMF battery uses proven lead acid electrochemistry in a proprietary configuration that has higher power density than any other commercially available battery system. The Company believes that its TMF batteries are attractive for many existing battery-powered applications that require very large bursts of power, and will enable new applications that could not previously be powered by batteries. The Company believes that the combination of the following characteristics of its prototype TMF battery systems offers advantages over commercially available rechargeable batteries in a broad range of current and future applications:

         High Power. The Company believes its TMF batteries can deliver higher sustained power density than any other commercially available battery technology. This is important in existing applications such as high power/pulse power tools, specialty standby power, power quality and engine starting, and may enable new applications ranging from high performance hybrid electric vehicles to an automotive starting battery that weighs substantially less than conventional automotive starting batteries.

         Cost Effective. TMF batteries are manufactured using inexpensive, readily available raw materials. In addition, the Company believes its manufacturing process will be cost effective at high volumes.

         No Memory Effect. TMF batteries do not suffer from the memory effect that reduces the capacity of nickel cadmium ("NiCd") batteries if they are partially discharged and recharged repeatedly.

         Small Size. In high power applications, such as high power/pulse power tools, automotive starting and standby power, TMF batteries can do the same amount of work as much larger conventional rechargeable batteries. Since the battery system typically accounts for a significant part of the physical volume and weight of these products, TMF technology can make such products easier to use and/or less expensive to manufacture by enabling reductions in product size.

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

         Cool Operation. High power operation of batteries typically generates significant heat that must be accommodated in the design of products, such as standby power systems or professional power tools. The low impedance of TMF batteries greatly reduces the amount of heat generated by the battery, thus simplifying product design.

         Superior Cold Temperature Operation. All batteries lose capacity as the temperature drops. TMF batteries lose much less of their room temperature capacity at lower temperatures than do conventional batteries.

         Extremely Rapid Response. TMF batteries deliver energy when requested much more rapidly than conventional batteries.

         Easy to Recycle. Environmental concerns have made recycling of batteries increasingly important. Unlike many existing and emerging battery technologies, TMF batteries are readily handled by the well developed recycling process that is currently used to recycle approximately 90 percent of the lead acid batteries in the United States.

         The Company has focused its initial product development efforts on its sub-C cell, which was introduced in October 1998. The sub-C cell can be used as a modular building block for battery packs that can be used in a variety of applications. The Company has also introduced its TMF REBEL(TM) rechargeable battery packs. Based on the core product sub-C cell, the high power TMF REBEL product line includes battery modules ranging from 6 to 24 volts. The sub-C cell is produced on an automated production line located in the Company's 127,000 square foot leased facility in Golden, Colorado. This facility has been designed to accommodate multiple production lines and two research and development lines, as well as all of the Company's other operations. The qualification of the Company's first high-volume production line was completed in September 1998, and the Company is currently producing a few thousand sub-C cells per month that are being used as samples, to fulfill small orders, and as experiments to improve the product and the production process. The Company does not expect significant volume shipments to begin prior to the second half of 1999.

         An integral part of the Company's strategy is to work with OEM customers and strategic partners to develop market opportunities and leverage its resources. For example, BOLDER intends to channel a portion of its sales through value added partners ("VAPs"), and the Company has established agreements with five VAPs to market TMF batteries throughout North America and Europe. The Company believes that VAP sales will help the Company develop new applications and market segments.

         The Company is also seeking opportunities to increase the share of value it obtains from those applications that can uniquely benefit from the capabilities of TMF batteries. Consistent with this strategy, the Company has announced that it will introduce a line of emergency starting products for cars, trucks, and other engine powered vehicles. These products will be designed and produced by the Company and sold to end users through various sales channel partners. The Company expects these products to be attractive because they will be small and lighter and perform better than existing products used for this function.

         During 1998 the Company completed a technology transfer program with Johnson Controls, Inc. ("JCI"), one of the world's leading suppliers of automotive batteries. The Company has licensed JCI to produce and sell TMF batteries for certain specific market segments.

         BOLDER Technologies Corporation was incorporated in Colorado in 1991 and reincorporated in Delaware in 1993. The Company's executive offices are located at 4403 Table Mountain Drive, Golden, Colorado 80403, and its telephone number is (303) 215-7200.

MARKET OPPORTUNITY

         Industry sources estimate that the world market for rechargeable batteries in 1998 was in excess of $16 billion. The demand for rechargeable batteries is being driven by rapidly growing demand for a wide range of portable devices, as well as economic growth in the developed and developing world. In addition, there is an increasing importance of providing standby power and/or power quality maintenance for mission critical systems.

         The largest market segment for rechargeable batteries is automotive engine starting. While this $9 billion market is fairly mature, there are a number of electrical system changes being contemplated by the automotive leaders that will have major implications on the types of batteries used in the automotive industry.

         Over the past few years while developing the technology and manufacturing capability, the Company pursued a broad-based OEM market development with the objective of engaging with attractive strategic partners and validating a range of large market opportunities. This period of market validation has resulted in a focused prioritization of the company's business opportunities. They are being pursued relative to their potential for accelerating revenue and achieving attractive gross margins.

         TABLE 1. EXISTING APPLICATIONS.


PRIMARY TARGETS                           SECONDARY TARGETS                       OTHER APPLICATIONS
---------------                           -----------------                       -----------------
Automotive Starting                       Airplane Starting                       Electric Powered Lawn Mowers
Gasoline Powered Lawn Mowers              ATM Terminals                           Grass Trimmers
Power Boats                               Point of Sale Terminals                 Other Power Tools
Jet Skis                                  Telecommunications Equipment            Photographic Equipment
Snowmobiles                               Transport Systems                       Portable Electric Saws
Snowblowers                               Uninterruptible Power Supplies          Portable Power Drills
Motorcycles                               Very Small Standby Power                Razors
Small Engine Starting                     Systems                                 Toothbrushes
Portable Generator Sets                   Weapons                                 Toys
Tractors                                  Pulse Power Tools                       Weed Whackers
Emergency and Auxiliary Starting
   Equipment
Power Quality Systems

         The above table illustrates the major applications for rechargeable batteries ranked based on the compelling aspects of the TMF technology and current industry trends.

         Of particular importance, the Company foresees a substantial near-term growth opportunity targeting the $9 billion engine-starting segment. The unique high power performance and size advantages of the TMF technology is being validated in a number of engine starting applications such as: motorcycles, outboard marine, emergency jump-starting, primary car/truck starting and aircraft backup starting.

         In addition to engine starting, the Company believes there are attractive applications in standby power and high power/pulse power portable tools, which take advantage of the same performance characteristics as found in automotive and motor sport engine starting applications. The Company intends to selectively target these segments through its OEM sales program.

NEW AND EMERGING APPLICATIONS

         The unique high power, fast recharge and small size of the TMF battery will enable more cost-effective solutions for next generation automotive applications:

         Automotive Dual Battery Systems. Automotive manufacturers are currently focused on resolving several issues related to automotive starting batteries, including very limited space available under the hood, increasing under-hood temperatures, which can cause premature battery failure, and growing loads on the battery from accessories that continue to operate even when the engine is off. Currently, all automakers use traditional lead acid batteries for automotive starting. Several major automakers are considering a dual battery system that would include a dedicated starting battery and a separate "hotel load" battery to provide power for accessories. The Company believes that the high power to size/weight ratio and low temperature performance of its TMF battery system are well suited for use in a small format automotive starting battery. The Company has granted JCI a limited exclusive license to sell TMF batteries for car and truck engine primary starting applications until 2001, when BOLDER has the right to sell into these markets.

         Electric Vehicles and Hybrid Electric Vehicles. In response to growing concerns about pollution and the availability of fossil fuels, the automobile industry is in the process of developing Electric Vehicles ("EVs") and Hybrid Electric Vehicles ("HEVs"). EVs would be powered exclusively by a battery system.

         HEVs would use a small fossil fuel powered engine (typically a diesel or turbine engine) as a base power source combined with a power storage system (such as a battery or flywheel) for power boosts to accelerate and climb hills. In addition, HEVs use "regenerative braking" to capture and to store the energy generated by the automobile when braking. The objective of HEV design is to provide car performance similar to current car models, significant reductions in pollution and large increases in gas mileage. The Company believes that its TMF batteries are particularly well suited for HEV applications because their low impedance enables them to capture and store the large amounts of power generated by braking and quickly deliver large amounts of power to supplement the power of the internal combustion engine needed for acceleration and hill climbing. The Company believes that its TMF technology has the potential to provide a viable power storage solution for HEVs. Chrysler Corporation successfully demonstrated a prototype HEV powered by BOLDER's TMF batteries, the Dodge Intrepid ESX HEV, at the 1996 North American Auto Show. JCI has a non-exclusive license for HEV applications. The Company also participated in a government funded SBIR program to develop a larger (5Ah) cell and associated manufacturing process technology for HEV applications. The Company continues to ship batteries to organizations conducting R&D in the area of Hybrid and Electric Vehicles. The Company may consider participating in future development programs in the area.

STRATEGY

         The Company's objective is to become a major supplier of innovative rechargeable batteries and battery-powered end use products. The Company's strategies for achieving this objective include the following:

         Execute a Sequential Market Entry Strategy. Introduce products and enter markets in a sequential manner such that the technical and market experience of each phase or "building block" lays the groundwork for the next building block. The building blocks are as follows:

              1. TMF cells and battery packs sold to OEM customers who will incorporate them into their products.

              2. Emergency starting units based on TMF batteries and sold to end users.

              3. Specialized batteries for marine and motorsports applications.

              4.  Car and truck starting batteries.

              (See the "Sequential Market Entry" Section for further detail.)

         Manage Channels to Optimize Margins and Market Development. The Company has, and will continue to establish, direct relationships with major OEM customers. In addition, the Company intends to channel a portion of its initial production of TMF batteries through a network of VAPs, which the Company believes can help develop new applications and market segments. The Company will also partner with key sales channel participants to optimize access to end use and other markets.

         Partner with Key OEMs to Define, Test and Introduce Products. The Company is seeking to maximize the development potential and shorten the sales cycle for its TMF batteries by working with a limited number of OEMs in targeted market segments. These OEM customers have helped and will continue to help to define the specifications for some of the Company's initial products by providing useful feedback throughout the development process.

         Use Precision Process Control and Advanced Analytical Tools to Improve Performance and Cost. The Company is committed to improving process efficiency, enhancing product quality and performance and reducing manufacturing costs through the use of advanced process controls and analytical tools. The Company uses sophisticated process controls to capture multiple data points throughout the manufacturing process. The Company uses this data to evaluate, control and improve the manufacturing process, to optimize and improve product performance and to reduce product cost. The Company believes that the resulting improvements in product performance and cost will allow it to significantly expand the addressable market over time.

         Aggressively Leverage, Grow and Protect the Technology Base. The Company considers its product and process technology to be one of its most valuable assets. This technology is applicable to a wide range of battery products in both spiral wound and prismatic (flat) formats. The Company intends to fully exploit this technology by developing new products based on market need. The Company aggressively protects and intends to grow its technology base through its established program for intellectual property documentation and protection. The Company has six issued patents in the U.S., four issued foreign patents and a number of pending patents in the U.S., Canada, Europe and Japan. In addition, the Company holds significant trade secrets in the area of product and process technology.

         Use Strategic Relationships to Leverage Company Resources. The Company is using, and plans to continue to use, strategic relationships to access funding, research and development, marketing and other resources and to develop specific markets. For example, the Company has agreements with five VAPs that provide for, among other things, marketing and distribution of the products throughout North America and Europe. The Company also has a strategic relationship with Eagle Picher Industries for the military market. The Company is currently exploring other strategic relationships as a means of entering end use markets for its emergency starting products, as well as other market segments.

         The Company's ability to achieve these strategic objectives depends upon a number of factors. See the section entitled "Risk Factors" in the Registration Statement for a discussion of certain of the risks associated with the Company's ability to achieve these strategic objectives.

SEQUENTIAL MARKET ENTRY

         Original Equipment Manufacturers (OEM's). The Company has organized a network of value-added distributor partnerships (known as VAPs). These independent sales and battery assembly companies are promoting the TMF 9/5 sub-C cell into various applications where the TMF size and performance value is significantly higher than competing NiCd or lead acid batteries. The VAPs have a particular focus and knowledge in standby power, power quality and specialized high power battery applications.

         In addition to the VAPs, the Company is pursuing strategic customer opportunities with OEMs who are developing next generation high power products such as portable power tools. The Company believes the power tool market will provide long-term growth opportunities. The Company continues to seek out new and unique applications for its technology by engaging in strategic discussions with large OEMs in the automotive and portable electronics industry.

         Emergency-Starting Products. The Company has taken an aggressive posture in developing a family of consumer and professional emergency jump-start products for cars, trucks and marine use. The Company has combined its TMF cells with unique package designs and microprocessor control circuitry, which will allow the Company to introduce a very compact and easy to use family of jump-start products which are substantially smaller and perform significantly better compared to current products on the market.

         The Company believes it may have a significant impact on the existing professional market consisting of auto service stations, tow truck operators and fleet organizations. The Company plans to address the professional market through relationships with key participants in this channel. Beyond the professional users, the Company will be targeting high-end consumers and do-it-yourself customers who have not been buyers of these products due to the large size of the existing products. The Company intends to market this family of emergency jump-start products directly into the automotive aftermarket and through the major retail stores including the TV shopping networks. This will be accomplished through a network of independent sales representatives focused on the retail and automotive aftermarket. With over 200 million cars and trucks in use, the Company believes there is an attractive opportunity to expand revenue growth.

         Specialized Batteries for Marine and Motor Sports. The performance, size and weight improvements of the TMF battery are ideally suited for marine and motor sports use. Motor sports include motorcycles, snowmobiles, jet ski's and all terrain vehicles. The Company has begun development of a "smart" battery product which will include control circuitry to insure that the engine will always start under a broad range of conditions.

         The Company intends to introduce a marine and motor sport product offering during 2000. The products will be marketed into the aftermarket retail sales channel as premium solutions to the battery problems often encountered with existing products by the enthusiast and sportsman. The Company believes there are more than 20 million vehicles in use in the U.S. that could be candidates for the Company's future product.

         Car and Truck Starting Batteries

         The Company has granted JCI a limited exclusive license with respect to automotive primary engine starting until July 2001, at which time the Company may enter the market. Recently, JCI announced plans to offer a TMF dedicated engine starting battery for the dual-battery systems under development by the major automotive manufacturers. The Company plans to introduce a line of car and truck starting batteries for both the OEM and aftermarkets after JCI's period of exclusivity has ended.

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

                   FIGURE 1                                  FIGURE 2

         [A picture of one of the               [A picture of the connector cap
         Company's battery cells and its         appears here.]
         component parts, including the
         positive plate, the negative
         plate and the separator appears
         here. The picture illustrates
         the slight offset of the
         negative and positive plates at
         opposite ends of the cell.]

         The use of thin lead foil substrates significantly increases the surface area of the lead, thus lowering the impedance of the cell and greatly increasing the rate at which the cell can be charged and discharged. In addition, the use of the thin lead foil substrates in combination with the fiberglass separator provides for a short path through the active material to the negative or positive plates, allowing for more rapid delivery of the current, increasing the responsiveness of the cell. The patented end cap provides a continuous, uniform and dispersed connection between the negative and positive plates and the device being powered. TMF batteries have been made in sizes ranging from 0.5-inch diameter (0.4 Ah) cells up to approximately 3-inch diameter (12 Ah) cells.

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

OTHER BATTERY TECHNOLOGIES

         Rechargeable battery systems utilize a number of different electrochemistries, the most common of which include lead acid, nickel cadmium, nickel metal hydride and lithium ion. The performance characteristics of battery systems are interdependent, and all battery systems involve trade-offs between various performance characteristics, such as power density and energy density. For example, battery systems that are designed to maximize energy density may not have a good power density, and vice versa. Therefore, different electrochemistries have advantages in different applications.

                                    FIGURE 3

         [A graphic appears here plotting the power density and energy density characteristics of existing battery systems. The graphic illustrates that Lead Acid batteries have power density ranging from approximately 40-400 W/kg and an energy density of approximately 40 to 15 Wh/kg; Nickel Cadmium batteries have a power density ranging from approximately
         50-900 W/kg and an energy density of approximately 40 to 1
         Wh/kg; Nickel Metal Hydride batteries have power density ranging from approximately 40-800 W/kg and an energy density of approximately 45 to 20 Wh/kg; Lithium Ion batteries have power density ranging from approximately 50-1500 W/kg and an energy density of approximately 90 to 1 Wh/kg; and; the Company's TMF batteries have power density ranging from approximately 40-6000 W/kg and an energy density of approximately 30 to 5 Wh/kg. All battery systems except TMF exhibit rapidly declining energy density with increasing power density.]

         Although there have been significant advances in the design of rechargeable batteries over recent years, a primary focus of those efforts has been to increase energy density. Increases in energy density allow longer periods of use between recharges, but do not increase the sustained power that a battery system can deliver. For example, it can be seen in Figure 3 that lithium-ion batteries have higher energy density (i.e., can store and deliver higher amounts of energy) than other battery electrochemistries in low power applications. By contrast, the Company's TMF technology has been engineered to optimize power density. Increases in power density allow more high power work to be done with a battery of a given size or weight. As Figure 3 indicates, TMF batteries are capable of five to six times the power delivery of any other battery system. TMF batteries have the same advantage in power delivery as lithium-ion batteries have in energy delivery. And TMF batteries deliver significantly more energy than other electrochemical systems when the energy is provided at high power rates. Certain products with short duty cycles, which require very high levels of power to operate, can now be made portable for the first time by utilizing TMF batteries.

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

         Lithium. Both lithium ion batteries, which are now available commercially, and lithium polymer batteries, which are now becoming available, can provide substantially greater energy density than other available battery systems for low rate applications, such as laptop computers. Existing lithium systems, however, have low sustained power density and are generally unsuitable for applications that require high power output. In addition, they are significantly more expensive than other commercial batteries, require relatively complex monitoring and charging circuitry and raise safety issues due to the volatility of lithium metal.

STRATEGIC RELATIONSHIPS

         BOLDER uses strategic relationships as a means of accessing funding, research and development, marketing and other resources and to develop specific markets. For example, the Company has agreements with five VAPs that market and distribute the products throughout North America and Europe and provide value-added services. In addition, the Company has a license relationship with JCI that is currently focusing on commercialization of the TMF batteries for specific market segments.

         JCI, with headquarters in Milwaukee, Wisconsin, is a global market leader in automotive systems and building controls. Through its Automotive Systems Group, it supplies seating systems, interior systems and batteries to the automotive original equipment and replacement markets. The Controls Group serves the nonresidential buildings market with control systems and services, and integrated facility management. Founded in 1885, it operates in more than 500 locations worldwide.

         In June 1995, the Company and JCI established a joint venture (the "Joint Venture") to develop high volume manufacturing technology for TMF batteries, to manufacture TMF batteries for sale by both partners and to pursue HEV battery development opportunities for TMF batteries. In 1997, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and JCI announced a new relationship, which replaced the Joint Venture effective as of July 1996. Under the terms of the new relationship, which was finalized in July 1997, each party will separately implement TMF production facilities to best meet the unique requirements of the markets addressed by each.

         In connection with the agreement to discontinue the Joint Venture, BOLDER received a cash payment from JCI, as well as all of the tangible net assets of the Joint Venture. In return, BOLDER granted JCI certain royalty-bearing licenses and committed to provide certain technology transfer services. The Company completed is technology transfer obligations to JCI in 1998. All of the licenses are royalty bearing, and certain of the licenses are subject to minimum royalties and minimum performance criteria. BOLDER and JCI also entered into a cross supply agreement with commitments to supply the other party with minimum quantities of TMF battery products for several years.

         In connection with the original agreement between JCI and the Company, JCI purchased 250,000 shares of the Company's preferred stock, which converted into 250,000 shares of Common Stock at the time of the Company's initial public offering in May 1996. In addition, JCI exercised warrants to purchase an additional 308,666 shares of preferred stock in April 1996. This preferred stock also converted to Common Stock at the time of the Company's initial public offering. JCI currently owns approximately 5.9 percent of the outstanding Common Stock of the Company.

         The Company is seeking to develop additional strategic relationships to facilitate its entry into various markets.

MANUFACTURING

         The Company has now completed installation of its first high volume production line, completed certain key modifications, and demonstrated the fundamental mechanical functionality of the entire line. Qualification of both the manufacturing process and the Company's initial product, the sub-C cell, has been completed. The production line is operational on a full one-shift basis. Ongoing enhancements in both the manufacturing process and equipment continue to improve the Company's manufacturing capability.

         A flowchart of the manufacturing process for the spiral wound TMF battery is shown below.

         [A flowchart appears here summarizing the manufacturing process of the Company's spiral wound TMF battery. The flowchart illustrates that lead oxide paste is applied to thin lead foil to form the positive and negative plates of the cell, the separator is placed between the plates, the plates are then wound together, the molten lead connectors are formed on each end of the cell, the cell is assembled into a plastic case and filled with electrolyte, and the cell is then formed into a sub-C cell.]

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

         The Company is committed to improving process efficiency, enhancing product quality and performance and reducing manufacturing costs through the use of advanced process controls and analytical tools. The Company uses sophisticated process controls to capture multiple data points throughout the manufacturing process which it uses to evaluate, control and improve the manufacturing process, to optimize and improve product performance and to reduce product cost. In addition, the Company employs an extensive validation program that measures performance criteria critical to customer applications. Certain elements of the manufacturing process are proprietary to the Company, and the Company owns the designs to certain equipment used in the process.The principal raw materials used to produce TMF batteries are lead foil and lead oxide. While these materials are available from multiple sources, the TMF manufacturing process requires levels of consistency and purity in excess of those required for many other applications. The Company has developed a vendor qualification and partnering program and an incoming material inspection system to evaluate the quality of raw materials.

MARKETING AND SALES

         In order to optimize margins, the Company is initially targeting sales to customers with applications that benefit from the very high power density of TMF batteries. These applications include, emergency starting units standby power systems, power quality maintenance systems, high power/pulse power tools,, small and portable generator starting, and other small engine starting. The Company is working with a limited number of OEMs in these targeted market segments. The Company's OEM "customer partners" have helped to develop the specifications of the Company's initial products by providing input early in the development process and by testing the Company's products. Some of these customer partners are developing products based on TMF batteries.

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

         The Company is planning to market its line of emergency starting units through several different channel partners. Each of the partners will be selected for their strong position in a particular target market segment.

RESEARCH AND DEVELOPMENT

         The Company is directing its research and development efforts toward continuously improving the sub-C cell and the manufacturing process. The Company believes that the current product is acceptable for certain applications and that additional improvements to the sub-C cell will increase the potential number of applications for that product. The Company has a record of continuous and substantial improvement in the performance of its sub-C cell. These ongoing improvements are designed to continuously address the expanding market. Several significant product and process improvement activities are currently in the full production trial stage.

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

         The Company has recently completed an SBIR research and development agreement valued at up to $750,000 to develop a large (5 Ah) cell and associated manufacturing process technology for HEV applications. The Company previously completed a feasibility study for the program for which it received $100,000.

PATENTS, TRADE SECRETS AND TRADEMARKS

         The Company holds six issued United States patents that expire beginning in 2008 and ending in 2016. The Company's issued patents cover a number of inventions including thin non-perforated plates used in lead acid batteries, and an end connector for establishing electrical continuity between thin plates and a battery terminal. The Company also has four issued foreign patents. In addition, the Company has 11 pending patents in the United

States, as well as a number of pending foreign patents. Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. There can be no assurance that the Company's pending patent applications will result in issued patents or that any of its issued patents will afford meaningful protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus there can be no assurance that foreign patent applications related to issued United States patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less patent protection than the United States.

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

COMPETITION

         Competition in the battery industry is, and is expected to remain, intense. The competitors range from development stage companies to major domestic and international companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution, and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with OEMs and other customers. While there is significant development work being done by these competitors on various battery systems (including electrochemistries such as NiCd, NiMH and lithium), the Company believes that much of this effort is focused on achieving higher energy densities for low power applications such as portable electronics. The sustained power density of the Company's TMF batteries is substantially higher than the published specifications of any other commercially available rechargeable battery system. There can be no assurance that one or more new, higher power battery technologies will not be introduced which could be directly competitive with or superior to the Company's TMF technology.

         The Company believes that its primary competitors are existing suppliers of NiCd and lead acid batteries. In applications such as portable tools and appliances, and certain electronic and medical products, the Company's primary competitors will be suppliers of NiCd batteries, including SANYO, Panasonic, Energizer and SAFT. All of these companies are very large and have substantial resources and market presence. The Company expects that it will compete against NiCd batteries in certain market segments on the basis of performance, cost and ease of recycling. There can be no assurance that the Company will be able to compete successfully against NiCd batteries in any of the targeted applications.

         In applications such as car starting, standby power, very small batteries for engine starting, and a few medical and electronics applications, the Company expects that its primary competition will be from lead acid batteries. The primary suppliers of small lead acid batteries used in non-automotive applications are Yuasa, Exide Corporation, Matsushita, Hawker, CSB Battery of America Corp., and GS Battery. The primary suppliers of automotive batteries are JCI, Exide Corporation, GNB Inc. and Delphi. All of these companies are very large and have substantial resources and market presence. The Company expects that it will compete with lead acid batteries on the basis of performance in the targeted application segments. In addition, under the terms of its new strategic partnership with JCI, the Company has granted JCI certain royalty bearing license rights which will allow JCI to compete with the Company in the lawn and garden starting, motorcycle starting, HEV, standby power markets and emergency jump starting markets. There can be no assurance that the Company will be able to compete successfully against traditional lead acid batteries in any of the targeted applications.

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

SAFETY AND ENVIRONMENTAL ISSUES

         The Company's operations involve the storage, use and disposal of a number of toxic and hazardous materials, including lead, lead oxide, sulfuric acid, solvents and adhesives. As a result, the Company is required to maintain its research and manufacturing operations in compliance with United States federal, state, and local standards that govern the storage, use, and disposal of various chemicals used in and waste materials produced by the manufacture of its TMF batteries. The Company's new manufacturing facility includes an enclosed area specifically for the mixing of lead oxide paste, the pasting of the lead foil and the winding of the cells. Employees operating in these areas are instructed in the use of safety equipment such as gloves, protective clothing, and respirators and are required under OSHA guidelines to submit to blood monitoring tests on a periodic basis. The supervision and analysis of these tests are undertaken by an outside, independent agency and the results thereof are communicated to the Company's employees. The Company's activities are also subject to federal, state and local environmental and safety laws and regulations, including but not limited to regulations issued and laws enforced by the Colorado Labor and Employment Department, the U.S. Department of Transportation, the U.S. Department of Commerce, the U.S. Environmental Protection Agency, the U.S. Department of Labor and by state and county health and safety agencies. United States and foreign agencies are considering more stringent regulation of the disposal of all rechargeable batteries. Although the Company believes that its activities conform to current environmental and other regulations, there can be no assurance that the Company will be able to operate in conformity with such laws and regulations in the future, or that changes in such laws or regulations will not require the Company to incur substantial capital or operating costs to achieve and maintain compliance. Any failure by the Company to adequately control the discharge of its hazardous materials and wastes could also subject it to future liabilities, which could be significant. See the section in the Registration Statement entitled "Safety and Environmental Issues."

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

HUMAN RESOURCES

         As of February 28, 1999, the Company had 123 full-time equivalent employees. Of the total, 21 employees were engaged in product research and development, 77 in operations, and 25 in general and administrative and marketing functions. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company is located in a 127,000 square foot leased facility in Golden, Colorado (approximately 15 miles northwest of Denver) that was built-to-suit in 1997 for the Company. The Company has an eleven-year lease for the facility with two five-year renewal options. This facility includes all of the Company's offices and laboratories as well as the Company's first high volume production line. The facility is designed to accommodate multiple high volume production lines and two development lines.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1998, there were no matters requiring a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

 MARKET INFORMATION

         The Company's Common Stock, par value $.001 per share, (Nasdaq Stock Market (National Market) Symbol "BOLD") began trading publicly on the Nasdaq National Market effective May 1, 1996. Prior to that date, there was no public market for the Company's Common Stock. The following table presents quarterly information on the price range of the Company's Common Stock. This information indicates the high and low sale prices reported by the Nasdaq Stock Market (National Market).


 1996                                         HIGH            LOW
 ----                                         ----            ---
Second Quarter (from May 1) .......          $15.38          $10.50
Third Quarter .....................          $14.38          $10.75
Fourth Quarter ....................          $17.13          $13.13


 1997                                         HIGH            LOW
 ----                                         ----            ---
First Quarter .....................          $17.25          $11.25
Second Quarter ....................          $14.25          $11.00
Third Quarter .....................          $15.50          $12.13
Fourth Quarter ....................          $14.00          $ 8.50


 1998                                         HIGH            LOW
 ----                                         ----            ---
First Quarter .....................          $11.75          $ 7.88
Second Quarter ....................          $14.00          $ 8.50
Third Quarter .....................          $14.31          $ 8.50
Fourth Quarter ....................          $13.75          $ 8.13

HOLDERS

         As of February 28, 1999, there were approximately 220 holders of record of the Common Stock.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below with respect to the Company's statements of operations for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, and balance sheets as of December 31, 1998, 1997, 1996,
1995 and 1994 are derived from audited financial statements of the Company. Such financial statements were audited by Arthur Andersen LLP, independent public accountants, whose report with respect to the years ended December 31, 1998, 1997 and 1996 and as of December 31, 1998 and 1997 appears elsewhere herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes related thereto included elsewhere in this document.



                                                                          YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------------------
                                              1998              1997              1996             1995                1994
                                          ------------      ------------      ------------      ------------       ------------
  STATEMENTS OF OPERATIONS DATA:
  Revenues
       Product sales ..............       $     49,264      $     84,716      $     35,580      $     39,006       $      9,379
       Research and development
        services ..................          2,410,605         2,466,377           440,324            66,667             33,333
                                          ------------      ------------      ------------      ------------       ------------
             Total revenues .......          2,459,869         2,551,093           475,904           105,673             42,712

  Cost of revenues ................            332,919           707,606           171,486            49,647             20,954
                                          ------------      ------------      ------------      ------------       ------------
                                             2,126,950         1,843,487           304,418            56,026             21,758
                                          ------------      ------------      ------------      ------------       ------------

  Operating expenses:
    Research and development ......          7,677,787         7,092,534         2,863,552         2,479,428          2,212,977

    General and administrative ....          3,286,783         3,348,061         2,132,565           808,724          1,124,101

    Selling and marketing .........            665,573           357,716           212,960           163,771               --
                                          ------------      ------------      ------------      ------------       ------------

          Total operating expenses.         11,630,143        10,798,311         5,209,077         3,451,923          3,337,078
                                          ------------      ------------      ------------      ------------       ------------

  Income (loss) from operations ...         (9,503,193)       (8,954,824)       (4,904,659)       (3,395,897)        (3,315,320)

  Other income (expense):
    Interest income ...............            905,735           839,025           798,846           126,546             31,188
    Interest expense ..............         (1,346,511)         (633,625)          (54,277)          (72,633)           (32,092)
                                          ------------      ------------      ------------      ------------       ------------

  Net income (loss) ...............         (9,943,969)       (8,749,424)       (4,160,090)       (3,341,984)        (3,316,224)
                                          ------------      ------------      ------------      ------------       ------------

  Dividend on preferred stock .....         (1,512,900)         (352,320)             --                --                 --
  Accretion of preferred stock
   offering costs .................           (214,217)          (50,000)             --                --                 --
                                          ------------      ------------      ------------        ----------       ------------
  Net loss allocable to common
   stockholders ...................       $(11,671,086)     $ (9,151,744)     $ (4,160,090)     $ (3,341,984)      $ (3,316,224)
                                          ============      ============      ============      ============       ============

  Basic net loss per share (1) ....       $      (1.22)     $      (0.97)     $      (0.64)     $      (3.07)      $      (3.74)
                                          ============      ============      ============      ============       ============
  Shares used in computing basic
   net loss per share (1) .........          9,560,660         9,446,930         6,465,281         1,087,554            886,367
                                          ============      ============      ============      ============       ============
  Unaudited, pro forma basic net
   loss per share (1)..............                                           $      (0.49)
                                                                              ============


  Shares used in computing
    unaudited, pro forma basic
    net loss per share (1) .......                                               8,437,817
                                                                              ============


                                                                      DECEMBER 31,
                                       -----------------------------------------------------------------------------------
                                          1998             1997                1996             1995                1994
                                       -----------      -----------        -----------       ----------         ----------
BALANCE SHEET DATA:
Cash, cash equivalents and .......
  available-for-sale securities ..     $11,119,734      $20,394,777        $16,070,677      $ 2,799,697        $   881,609

Working capital ..................       8,060,606       15,016,605         12,403,356        2,532,911            568,959
Total assets .....................      32,591,747       41,275,589         27,146,116        4,748,347          2,308,606
Notes and capital leases payable..      10,381,045        6,404,903            486,537          558,687            288,495
Mandatorily Redeemable Preferred
  Stock(2) .......................            --               --                 --         13,433,482          7,893,900
Convertible, Redeemable
  Preferred Stock ................      15,998,863       16,205,046               --               --                 --
Total stockholders' equity
  (deficit) ......................      20,388,338       30,286,815         23,070,901       (9,538,565)        (6,134,888)


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for the historical information contained herein, this report may contain forward-looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and the timing of market acceptance, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's registration statement on Form S-3 filed on December 5, 1997, as amended through February 19, 1998. These risks (i) have materially and adversely affected, and may in the future materially and adversely affect, the Company's results and (ii) have caused and may in the future cause such results to differ materially from those expressed in any forward-looking statements made by BOLDER.

GENERAL

         Since its inception in March 1991, BOLDER Technologies Corporation (the "Company") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMF(R)") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. In May 1997, the Company moved to a new 127,000 square foot leased manufacturing facility and corporate headquarters in Golden, Colorado. This facility has been designed to accommodate multiple production lines and two research and development lines, as well as all of the Company's other operations. The Company had disclosed in early February 1998 that the qualification of its first high-volume manufacturing line for producing a "sub-C cell" had proceeded more slowly than originally anticipated, due to the late delivery and installation of equipment and the time involved in initially testing and debugging of the line. Since February 1998, the Company focused on making key modifications to the production line and completing the debugging, testing, and qualification process. In September 1998, the Company completed this process. In October, the Company introduced its sub-C cell, which can be used as a modular building block for various battery packs. Based on the sub-C cell, the Company also introduced a modular line of battery packs known as its TMF REBEL rechargeable battery packs. The Company is currently producing a few thousand sub-C cells per month for sampling, to fulfill small orders and for experiments to improve the production process and product performance.

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

         As with any new enabling technology, the Company expects to go through a period of market adoption in which customers test and evaluate the BOLDER TMF batteries, subsequently designing the batteries into customer's products. Initially, the Company expects modest product shipments until significant numbers of customers have completed this process. The Company expects to generate revenues primarily from the sale of its TMF batteries. The Company does not expect a significant volume of product shipments and resulting revenues prior to the second half of 1999.

         In June 1995, the Company and JCI established a joint venture (the "Joint Venture") to develop high volume manufacturing technology for TMF batteries, to manufacture TMF batteries for sale by both partners and to pursue HEV battery development opportunities for TMF batteries. In 1997, having substantially completed its primary objective of developing the high volume manufacturing technology, the Company and JCI announced a new relationship, which replaced the Joint Venture effective as of July 1996. Under the terms of the new relationship, which was finalized in July 1997, each party is separately implementing TMF battery-manufacturing facilities to best meet the unique requirements of the markets addressed by each.

         In connection with the agreement to discontinue the Joint Venture, BOLDER received a cash payment from JCI, as well as all of the tangible net assets of the Joint Venture. In return, BOLDER granted JCI certain royalty-bearing licenses and committed to provide certain technology transfer services. The Company completed all of its obligations to provide technology transfer services to JCI in 1998. All of the licenses are royalty bearing, and certain of the licenses are subject to minimum royalties and minimum performance criteria. BOLDER and JCI also entered into a cross supply agreement with commitments to supply the other party with minimum quantities of TMF battery products for several years.

         The Company believes that its results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Total revenues decreased to $2,459,869 in 1998 from $2,551,093 in 1997. As in previous reporting periods, the majority of revenues resulted from research and development services ("R&D"). Revenues from product sales decreased to $49,264 in 1998 from $84,716 in 1997 and are expected to remain at nominal levels until the Company has gone through a period of market adoption by customers and commercial operations begin to increase. Approximately 85 and 75 percent of the $2,410,605 and $2,466,377 of R&D revenues in 1998 and 1997, respectively, resulted from the Company's recognition of revenue from services performed in connection with the technology transfer arrangement with JCI. The remainder of the R&D revenues in 1998 and 1997, respectively, resulted from customer-funded research and development programs. The R&D revenues associated with the JCI agreement were non-cash items in 1998. The technology transfer agreement with JCI was completed in 1998, and no additional R&D revenues will be recognized beyond 1998 from this agreement. The Company considers R&D revenues as an insignificant part of the future of the business.

         Cost of revenues decreased to $332,919 in 1998 from $707,606 in 1997. Most of the decrease in 1998 was due to lower levels of customer funded product development programs compared to 1997.

         Research and development expenses increased to $7,677,787 in 1998 from $7,092,534 in 1997. The increase in 1998 was primarily due to additional technical staff and associated expenses, and new manufacturing facility and production line expenses related to the Company's expanded efforts to commercialize its sub-C cell and to implement high volume manufacturing.

         General and administrative expenses decreased to $3,286,783 in 1998 compared to $3,348,061 in 1997. The small decrease in 1998 reflected lower expenses for legal fees and recruiting and relocation than in the prior year.

         Selling and marketing expenses increased to $665,573 in 1998 compared to $357,716 in 1997. The increases in 1998 were primarily due to increased staffing levels and small amounts of advertising expenses associated with the commercial introduction of the Company's products.

         Interest income increased to $905,735 in 1998 from $839,025 in 1997. This increase was due to larger invested cash balances in 1998, primarily resulting from the Company's private placement of Series A Preferred Stock in October 1997 and proceeds from debt financing in March 1998.

         Interest expense increased to $1,346,511 in 1998, compared to $633,625 in 1997. The increases in 1998 were due to increased levels of debt financing.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

         During 1997, the Company received revenues from services provided under a technology transfer agreement with JCI, from a Small Business Innovation Research ("SBIR") research and development agreement, from a customer-funded development program and from the sale of batteries for testing and evaluation by customers. R&D revenues increased to $2,466,377 in 1997 from $440,324 in 1996. Approximately 75 percent of the 1997 R&D revenues resulted from the technology transfer agreement with JCI, which agreement did not exist in 1996. The remaining 25 percent of R&D revenues in 1997 and all of the 1996 R&D revenues resulted from a combination of both private customer-funded and the SBIR product development programs. Product sales revenues increased to $84,716 in 1997 from $35,580 in 1996 and were expected to remain at nominal levels until the beginning of high-volume production.

         Cost of revenues increased to $707,606 in 1997 from $171,486 in 1996. The increase was a result of higher costs directly related to commercial and government funded product development programs.

         Research and development expenses increased to $7,092,534 in 1997 from $2,863,552 in 1996, primarily due to additional technical staff and associated expenses and new manufacturing facility expenses related to the Company's increased efforts to commercialize its sub-C cell and prepare to implement high-volume manufacturing.

         General and administrative expenses increased to $3,348,061 in 1997 from $2,132,565 in 1996. The increase was due to additional administrative staffing and added expenses for insurance, legal and investor relations. Also, included in the 1997 expenses were $210,000 of costs (printing, legal and accounting) associated with the registration statement filed in February 1997 and withdrawn in May 1997.

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

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         During 1996, the Company received revenues from a customer-funded development program, from the sale of batteries for testing and evaluation by customers, and from an SBIR research and development agreement. Total revenues increased to $475,904 in 1996 from $105,673 in 1995, primarily from a customer-funded product development program. Product sales in 1996 and 1995 were nominal and were expected to remain at nominal levels until the beginning of high-volume production.

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

LIQUIDITY AND CAPITAL RESOURCES

         From its inception through December 31, 1998, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $52.5 million from sales of these securities. The Company has also received net proceeds of $12.3 million from a debt agreement with Transamerica Business Credit Corporation. At December 31, 1998, the Company's balances of cash, cash equivalents, and available-for-sale securities totaled $11.1 million, compared to $20.4 million at December 31, 1997.

         In October 1997, the Company received approximately $15.8 million in net proceeds from the private placement of 336,200 shares of Series A Convertible Preferred Stock. The first dividend payment, in the form of shares of the Company's common stock, was made on March 13, 1998, resulting in the issuance of 77,985 shares of the Company's common stock. The total amount of this dividend payment, representing the period from October 8, 1997 through March 12, 1998, was $654,900. An additional dividend payment, in the form of shares of the Company's common stock, was made on June 30, 1998. This resulted in the issuance of 36,704 shares. The total value of the dividend payment, which covered the period from March 13, 1998 through June 30, 1998, was $453,870. A dividend payment in the amount of $756,450, made on December 31, 1998, for the period from July 1, 1998 through December 31, 1998, resulted in the issuance of 80,902 shares of BOLDER common stock.

         In March 1998, the Company obtained loan proceeds of $5.2 million from its debt agreement with Transamerica Business Credit Corporation ("TBCC"). The Company has no additional financing available from the TBCC debt agreement. The remaining loan balance, which is collateralized by tenant improvements and the high volume production line, is $10.3 million at December 31, 1998.

         As of December 31, 1998, the Company had made payments of $11.4 million to fund the construction of its first high-volume production line, of which $8.0 million were financed through its debt agreement with TBCC. The Company has no additional obligations to the supplier of its production line. In 1998, the Company invested approximately $1.6 million in leasehold improvements, machinery, equipment, and office furnishings to support its new facility and its development, production, sales and administrative activities.

         Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that its existing sources of liquidity and projected cash generated from operations will satisfy the Company's funding requirements at least through year-end 1999. To provide funds for future production lines, the Company will need to access additional sources of equity capital or debt. If these financing sources are not available, the Company would likely delay any substantial expansion of fully-automated manufacturing capacity. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

INCOME TAXES


         Net operating loss carry-forwards totaling approximately $34.9 million are available to reduce taxable income as of December 31, 1998. The net operating loss ("NOL") carry-forwards expire from 2005 through 2013. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the NOL carry-forwards available to be used in any given year, if certain events occur, including significant changes in ownership interests. A change of ownership of a company greater than 50 percent within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carry-forwards from tax periods prior to the ownership change. The private placement sale of Series A Convertible, Redeemable Preferred Stock in October 1997 resulted in such a change of ownership, and the Company estimates that the resulting NOL carry-forwards limitation will be approximately $6.8 million per year for periods subsequent to October, 1997. The Company does not believe that this limitation will affect the eventual utilization of its total NOL carry-forwards. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

YEAR 2000

         State of Readiness. The Company relies on software in its information systems and manufacturing equipment. Most of this equipment and software was installed and written within the past three years. The Company has completed an inventory of its critical control systems, computers, and application software.

         Costs. The Company has a plan to validate each of these systems by the end of Third Quarter 1999. This plan (35% of total expected hours completed to March 15, 1999) will be accomplished through a combination of written vendor confirmations and specific validation testing. The Company has contracted with third party vendors to assist in planning tests and/or testing these systems. Cost of the testing and validation phase are not expected to exceed $50,000, including consulting and internal resources.

         Due to the fact that the Company's information and embedded systems are new, generally off-the-shelf, and vendor relationships still exist for the subject equipment and software, Year 2000 remediation costs are expected to be relatively small. They are expected to consist of replacing relatively low-cost personal computers, and installations of bug-fixes from major manufacturers of equipment, along with some customer software fixes. These costs, including hardware replacements accelerated by the Year 2000 situation, and other contingency plan activities, are not expected to exceed $50,000.

         Risks. The most likely risks to the Company from Year 2000 issues are external, due to the difficulty of validating key third parties' readiness for Year 2000. The Company will seek confirmation of such compliance and seek relationships that are compliant. However, the risk that a major supplier of raw materials, or a major OEM customer, will become unreliable due to Year 2000 problems will still exist. The Company will maintain contingency plans for each of these key relationships as they arise, such as second sourcing, purchasing additional inventory, and creating joint contingency plans for Year 2000 situations with each relationship.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable, because the Company has only fixed rate debt and no derivatives.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to executive officers and directors of the Company appearing in the Proxy Statement under the captions "Election of Class III Directors," "Executive Officers and Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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


    FINANCIAL STATEMENTS OF BOLDER TECHNOLOGIES CORPORATION


Report of Independent Public Accountants ..................................          F-1
Balance Sheets as of December 31, 1998 and 1997 ...........................          F-2
Statements of Operations for the three years ended December 31, 1998, 1997, and 1996; and the period from inception
  (March 22, 1991) to December 31, 1998 ...................................          F-4
Statements of Stockholders' Equity (Deficit) from inception
  (March 22, 1991) to December 31, 1998 ...................................          F-5
Statements of Cash Flows for the years ended December 31,
  1998, 1997, 1996; and the period from inception (March 22,
  1991) to December 31, 1998 ..............................................          F-12
 Notes to Financial Statements ............................................          F-14

b)   REPORTS ON FORM 8-K

     During the last quarter of its fiscal year ended December 31, 1998, the Company filed no Report on Form 8-K.

c)   EXHIBITS



EXHIBIT NUMBER       DESCRIPTION
--------------       -----------

   3(i).1*        Amended and Restated Certificate of Incorporation of the
                  Company.

   3(i).2** Certificate of Designation of the Series A Preferred Stock of the Company.

   3(i).3**       Amendment to the Certificate of Designation of the Series A
                  Preferred Stock of the Company.

   3(i).4***      Certificate of Designation of the Series B Junior
                  Participating Preferred Stock of the Company.

   3(ii).1*       Amended and Restated Bylaws of the Company.

   3(ii).2**      Amendment to the Amended and Restated Bylaws of the Company.

   4.1            Reference is made to Exhibits 3(i).1 through 3(ii).2.

   4.2*           Specimen stock certificate representing shares of Common
                  Stock of the Company.

   4.3**          Specimen stock certificate representing shares of Series A
                  Preferred Stock of the Company.

   4.4***         Rights Agreement between the Company and American Stock
                  Transfer & Trust Company, dated January 23, 1998.

   4.5***         Form of Rights Certificate.

   10.1*+ Form of Indemnity Agreement between the Company and each of its directors and executive officers.

   10.2           1996 Equity Incentive Plan of the Company, as amended through
                  April 17, 1997 (previously filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration
                  No. 333-08968) and incorporated herein by reference).

   10.3*          1996 Employee Stock Purchase Plan of the Company.

   10.4*+         Employment Agreement between the Company and Daniel S.
                  Lankford, dated July 11, 1994.

   10.5*+         Employment Agreement between the Company and Joseph F.
                  Fojtasek, dated February 13, 1996.

   10.6+ Employment Agreement between the Company and Arthur S. Homa, dated September 25, 1997 (previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

   10.7+          Employment Agreement between the Company and Daniel A.
                  Schwob, dated September 16, 1998.


   10.8*          Series C Preferred Stock Purchase Agreement between the
                  Company and the purchasers named therein, dated July 19, 1994.

   10.9*          Supplemental Agreement to Series C Preferred Stock Purchase
                  Agreement between the Company and the purchasers named therein, dated September 30, 1994.

   10.10* First Amendment to Purchase Agreement among the Company, the stockholders of the Company named therein and Phoenix Leasing
                  Incorporated, dated July 29, 1994.

   10.11* Amendment to Purchase Agreement among the Company, the stockholders of the Company named therein and Phoenix Leasing
                  Incorporated, dated March 21, 1996.

   10.12* Note and Warrant Purchase Agreement between the Company and the purchasers named therein, dated March 14, 1995.

   10.13*         Preferred Stock and Warrant Purchase Agreement between the
                  Company and the purchasers named therein, dated May 24, 1995.

   10.14* Letter Agreement among the Company, Harold Scott and the stockholders of the Company named therein, dated January 18, 1996.

   10.15* Series E Preferred Stock and Warrant Purchase Agreement among the Company, Johnson Controls Battery Group, Inc. and the stockholders of the Company named therein, dated June 26, 1995.

   10.16**        Purchase Agreement between the Company and BT Alex. Brown
                  Incorporated, dated October 3, 1997.

   10.17**        Registration Rights Agreement between the Company and BT
                  Alex. Brown Incorporated, dated October 8, 1997.

   10.18*         Senior Loan and Security Agreement between the Company and
                  Phoenix Leasing Incorporated, dated July 29, 1994, including forms of Promissory Notes and Warrants to Purchase Shares of Series C Preferred Stock issued thereunder.

   10.19* Warrant to Purchase Shares of Series C Preferred Stock issued to Phoenix Leasing Incorporated, dated March 21, 1996.

   10.20          Security Agreement between the Company and Transamerica
                  Business Credit Corporation, dated March 4, 1997, including form of Promissory Notes issued thereunder (previously filed as an exhibit to the Company's Form 10-KSB for the year ended
                  December 31, 1996 and incorporated herein by reference).

   10.21* Agreement between the Company and Wright Industries, Inc., dated March 11, 1996.

   10.22          Agreement among the Company, Johnson Controls Battery Group,
                  Inc. and Johnson Controls/Bolder LLC, dated July 31, 1996
                  (previously filed as an exhibit to the Company's February 5, 1997 Form 8-K and incorporated herein by reference).

   10.23          Cross Supply Agreement between the Company and Johnson
                  Controls Battery Group, Inc., dated January 22, 1997
                  (previously filed as an exhibit to the Company's February 5, 1997 Form 8-K and incorporated herein by reference).

   23.1           Consent of Arthur Andersen LLP, independent auditors.

   27.1           Financial Data Schedule.

-----------------------

* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-2500-D) and incorporated herein by reference.

** Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-41625) and incorporated herein by reference.

*** Previously filed as an exhibit to the Company's January 23, 1998 Form 8-K and incorporated herein by reference.

+   Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BOLDER TECHNOLOGIES CORPORATION

         Date:    March 26, 1999      By:  /s/ DANIEL S. LANKFORD
                                         ------------------------------
                                         Daniel S. Lankford
                                         Chief Executive Officer, President
                                         and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 SIGNATURE                            TITLE                        DATE
                 ---------                            -----                        ----
         /s/ DANIEL S. LANKFORD                Chief Executive Officer,          March 26, 1999
-----------------------------------            President and Chairman of
             (Daniel S. Lankford)              the Board (Principal
                                               Executive Officer)

         /s/ JOSEPH F. FOJTASEK                Chief Financial Officer, Vice     March 26, 1999
-----------------------------------            President of Finance and
               (Joseph F. Fojtasek)            Administration, Treasurer,
                                               and Secretary (Principal
                                               Financial and Accounting
                                               Officer)


         /s/ WILMER R. BOTTOMS                 Director                          March 26, 1999
----------------------------------
             (Wilmer R. Bottoms)

         /s/ WILLIAM D. CONNOR                 Director                          March 26, 1999
----------------------------------
             (William D. Connor)

         /s/ DONOVAN B. HICKS                  Director                          March 26, 1999
----------------------------------
             (Donovan B. Hicks)

         /s/ DAVID L. RIEGEL                   Director                          March 26, 1999
----------------------------------
             (David L. Riegel)

         /s/ CARL S. STUTTS                    Director                          March 26, 1999
----------------------------------
             (Carl S. Stutts)

         /s/ ROGER F. WARREN                   Director                          March 26, 1999
----------------------------------
             (Roger F. Warren)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To BOLDER Technologies Corporation:

We have audited the accompanying balance sheets of BOLDER Technologies Corporation (a Delaware corporation in the development stage) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each year in the three-year period ended December 31, 1998, and for the period from inception (March 22, 1991) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOLDER Technologies Corporation (a development stage company) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each year in the three-year period ended December 31, 1998, and for the period from inception to December 31, 1998, in conformity with generally accepted accounting principles.

                                       /s/ ARTHUR ANDERSEN LLP
                                       ARTHUR ANDERSEN LLP
Denver, Colorado,
February 3, 1999.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                     ASSETS


                                                                            1998                1997
                                                                        ------------        ------------
CURRENT ASSETS:
     Cash and cash equivalents                                          $    962,453        $  5,414,330
     Available-for-sale securities                                        10,157,281          14,980,447
     Inventory                                                               129,887             162,828
     Trade accounts receivable                                                46,151              78,453
     Prepaid expenses                                                        109,040             121,656
                                                                        ------------        ------------
                    Total current assets                                  11,404,812          20,757,714
                                                                        ------------        ------------

PROPERTY AND EQUIPMENT, at cost:
     Furniture, fixtures and equipment                                    16,916,057           2,893,378
     Leasehold improvements                                                5,303,058           5,206,887
     Construction in progress                                                908,840          13,403,336
                                                                        ------------        ------------
                                                                          23,127,955          21,503,601
     Less--Accumulated depreciation and amortization                      (2,312,955)         (1,230,669)
                                                                        ------------        ------------
       Property and equipment, net                                        20,815,000          20,272,932
PATENTS, net of accumulated amortization of $61,041 and
     $33,477 in 1998 and 1997, respectively                                  335,113             207,770
OTHER ASSETS                                                                  36,822              37,173
                                                                        ------------        ------------
                     Total assets                                       $ 32,591,747        $ 41,275,589
                                                                        ============        ============

     The accompanying notes to financial statements are an integral part of these balance sheets.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    1998                1997
                                                                                ------------        ------------
CURRENT LIABILITIES:
     Accounts payable                                                           $    384,256        $  1,061,897
     Construction in progress payables                                                    --             746,259
     Accrued compensation and other accrued liabilities (Note 8)                   1,403,108             953,791
     Deferred revenue (Note 5)                                                        35,000           1,821,924
     Current portion of notes payable (Note 6)                                     1,521,842           1,157,238
                                                                                ------------        ------------
         Total current liabilities                                                 3,344,206           5,741,109
                                                                                ------------        ------------
LONGTERM LIABILITIES:
     Notes payable (Note 6)                                                        8,859,203           5,247,665
                                                                                ------------        ------------
         Total longterm liabilities                                                8,859,203           5,247,665
                                                                                ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS'  EQUITY:
     Convertible, redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized; 336,200 issued and outstanding at
         December 31, 1998 and 1997, with a liquidation and redemption value of $16,810,000 (including $0 and $352,320 of accrued
         dividends at December 31, 1998 and 1997, respectively)                   15,998,863          16,205,046
     Common stock, $.001 par value, 25,000,000 shares authorized;
         9,713,376 and 9,498,440 issued at December 31, 1998
         and 1997, respectively                                                        9,713               9,498
     Treasury stock, $.001 par common stock, 33,333 shares at
         December 31, 1998 and 1997                                                  (50,000)            (50,000)
     Additional paid-in capital                                                   36,773,529          36,522,069
     Deficit accumulated during the development stage                            (32,343,767)        (22,399,798)
                                                                                ------------        ------------
         Total stockholders' equity                                               20,388,338          30,286,815
                                                                                ------------        ------------
                  Total liabilities and stockholders' equity                    $ 32,591,747        $ 41,275,589
                                                                                ============        ============


         The accompanying notes to financial statements are an integral part of these balance sheets.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                                      FOR THE
                                                                                                                    PERIOD FROM
                                                                      FOR THE YEAR ENDED DECEMBER 31,                INCEPTION
                                                          --------------------------------------------------   (MARCH 22, 1991) TO
                                                              1998               1997              1996         DECEMBER 31, 1998
                                                          ------------        ------------      ------------    ------------------
REVENUES (Note 10):
      Product sales                                       $     49,264        $     84,716      $     35,580        $    317,945
      Research and development services                      2,410,605           2,466,377           440,324           5,317,306
                                                          ------------        ------------      ------------        ------------
          Total revenues                                     2,459,869           2,551,093           475,904           5,635,251
                                                          ------------        ------------      ------------        ------------
COST OF REVENUES                                               332,919             707,606           171,486           1,282,612
                                                          ------------        ------------      ------------        ------------
                                                             2,126,950           1,843,487           304,418           4,352,639
                                                          ------------        ------------      ------------        ------------
OPERATING EXPENSES:
      Research and development                               7,677,787           7,092,534         2,863,552          24,147,521
      General and administrative                             3,286,783           3,348,061         2,132,565          11,741,022
      Selling and marketing                                    665,573             357,716           212,960           1,400,020
                                                          ------------        ------------      ------------        ------------
          Total operating expenses                          11,630,143          10,798,311         5,209,077          37,288,563
                                                          ------------        ------------      ------------        ------------
LOSS FROM OPERATIONS                                        (9,503,193)         (8,954,824)       (4,904,659)        (32,935,924)
OTHER INCOME (EXPENSE):
      Interest income                                          905,735             839,025           798,846           2,758,873
      Interest expense (including $0, $0, $51,737,
          and $139,825 in 1998, 1997, 1996 and
          from inception, respectively, to related
          parties)                                          (1,346,511)           (633,625)          (54,277)         (2,166,716)
                                                          ------------        ------------      ------------        ------------
NET LOSS                                                    (9,943,969)         (8,749,424)       (4,160,090)        (32,343,767)
                                                          ------------        ------------      ------------        ------------
      Dividend on preferred stock                           (1,512,900)           (352,320)              --
      Accretion of preferred stock offering costs             (214,217)            (50,000)              --
                                                          ------------        ------------      ------------
NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS                  (11,671,086)         (9,151,744)       (4,160,090)
                                                          ============        ============      ============
      Basic and diluted net loss per share (Note 2)       $      (1.22)       $      (0.97)     $      (0.64)
                                                          ============        ============      ============
      Shares used in computing basic and diluted
          net loss per share (Note 2)                        9,560,660           9,446,930         6,465,281
                                                          ============        ============      ============
      Unaudited, pro forma basic
          net loss per share (Note 2)                                                           $      (0.49)
                                                                                                ============
      Shares used in computing unaudited,
          pro forma basic net loss per share (Note 2)                                              8,437,817
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

                        BOLDER TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

      For the Period from Inception (March 22, 1991) to December 31, 1998


                                                                                             STOCKHOLDERS' DEFICIT
                                                                           -------------------------------------------------------
                                                        MANDATORILY
                                                        REDEEMABLE
                                                        CONVERTIBLE
                                                       PREFERRED STOCK        COMMON STOCK       OPTIONS AND WARRANTS   ADDITIONAL
                                                  ---------------------    -------------------   -------------------     PAID-IN
                                                    SHARES     AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL
                                                  ---------  ---------    --------   --------   --------   --------   ------------
BALANCES, INCEPTION (March 22, 1991)                 --     $      --           --    $    --       --      $ --      $     --

  Issuance of common stock to
  an officer for contributed research
  and development, stated at historical
  carrying value of $0, recorded at par,
  in March 1991                                      --            --      550,000        550       --        --         2,450


  Issuance of common stock to an officer
  for cash ($0.0165 per share), recorded
  at estimated fair market value ($0.15
  per share), in March 1991                          --            --        9,167          9       --        --         1,366


  Issuance of common stock for cash
  ($0.36 per share), net of offering costs
  of $7,650, in April 1991                           --            --      137,500        138       --        --        42,212


  Issuance of common stock to lessor,
  recorded at estimated fair market value
  ($0.15 per share), in May 1991                     --            --        8,937          9       --        --         1,332


  Issuance of Series A preferred stock for
  cash ($0.927 per share), net of
  offering costs of $31,100, in June, August
  and November 1991                              337,550      313,000           --         --       --        --       (31,100)

  Net loss                                            --           --           --         --       --        --            --
                                                 -------    ---------      -------    -------   ------    ------      --------

BALANCES, December 31, 1991                      337,550      313,000      705,604        706       --        --        16,260


  Issuance of Series A preferred stock for
  cash ($0.927 per share), in April 1992         234,014      217,000           --         --       --        --            --


  Issuance of shares of common stock to an
  officer for services, recorded at estimated
  fair market value ($0.15 per share), in             --           --       45,834         46       --        --         6,829
  November 1992


  Net  loss                                           --           --           --         --       --        --            --
                                                 -------    ---------      -------    -------   ------    ------      --------
BALANCES, December 31, 1992                      571,564    $ 530,000      751,438    $   752       --    $   --      $ 23,089
                                                 =======    =========      =======    =======   ======    ======      ========




                                                              STOCKHOLDER'S DEFICIT
                                                       -------------------------------------
                                                                                DEFICIT
                                                                               ACCUMULATED
                                                        TREASURY STOCK         DURING THE
                                                       -----------------       DEVELOPMENT
                                                        SHARES    AMOUNT         STAGE
                                                       --------  -------      --------------
BALANCES, INCEPTION (March 22,
1991)                                                    --      $ --         $       --

  Issuance of common stock to
  an officer for contributed research
  and development, stated at historical
  carrying value of $0, recorded at par,
  in March 1991                                          --        --                 --


  Issuance of common stock to an officer
  for cash ($0.0165 per share), recorded
  at estimated fair market value ($0.15
  per share), in March 1991                              --        --                 --


  Issuance of common stock for cash
  ($0.36 per share), net of offering costs
  of $7,650, in April 1991                               --        --                 --


  Issuance of common stock to lessor,
  recorded at estimated fair market value
  ($0.15 per share), in May 1991                         --        --                 --


  Issuance of Series A preferred stock for
  cash ($0.927 per share), net of
  offering costs of $31,100, in June, August
   and November 1991                                     --        --                 --

   Net loss                                              --        --           (194,512)
                                                       --------  -------      ----------
BALANCES, December 31, 1991                              --        --           (194,512)

  Issuance of Series A preferred stock for
  cash ($0.927 per share), in April 1992                 --        --                 --


  Issuance of shares of common stock to an
  officer for services, recorded at estimated
  fair market value ($0.15 per share), in                --        --                 --
  November 1992


  Net  loss                                              --        --           (637,733)
                                                       --------  -------      ----------
BALANCES, December 31, 1992                              --      $ --         $ (832,245)
                                                       ========  =======      ==========

               The accompanying notes to financial statements are
                     an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the Period from Inception (March 22, 1991) to December 31, 1998


                                                                                        STOCKHOLDERS' DEFICIT
                                                                             ----------------------------------------------
                                                       MANDATORILY
                                                       REDEEMABLE
                                                       CONVERTIBLE
                                                     PREFERRED STOCK           COMMON STOCK         OPTIONS AND WARRANTS
                                                  ----------------------     ------------------    ----------------------
                                                    SHARES       AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT
                                                  ---------    ---------     -------     ------    -----------  ---------
BALANCES, December 31, 1992                         571,564   $  530,000     751,438     $  752           --    $    --

  Issuance of Series B preferred stock
  ($1.50 per share) in January 1993 for
  cash of $3,143,140 and conversion of
  debt of $717,864, net of offering
  costs of $27,524                                2,574,003    3,861,004          --         --           --         --

  Net loss                                               --           --          --         --           --         --
                                                  ---------   ----------     -------     ------    -----------  ---------
BALANCES, December 31, 1993                       3,145,567    4,391,004     751,438        752           --         --

  Issuance of Series C preferred stock
  ($3.00 per share) in July and
  September 1994 for cash of $2,474,522
  and conversion of debt and accrued
  interest totaling $1,028,274, net of
  offering costs of $58,871                       1,167,595    3,502,796          --         --           --         --

  Issuance of warrants to purchase
  10,500 shares of Series C preferred
  stock, in July 1994, exercisable at
  $3.00 per share                                        --           --          --         --       10,500         --

  Issuance of common stock to employees
  for options exercised ($0.09 per
  share), in January and July 1994                       --           --      19,226         19           --         --

  Issuance of common stock to an officer
  for cash ($0.375 per share), in July
  1994                                                   --           --     133,333        133           --         --

  Issuance of common stock to an
  officer, in exchange for services in
  accordance with employment agreement
  ($0.128 per share), in August 1994                     --           --     124,705        125           --         --

  Issuance of common stock to
  consultants for services ($0.375 per
  share), in August 1994                                 --           --       7,333          7           --         --

  Issuance of common stock to employees
  for options exercised ($0.15 per
  share), in July and November 1994                      --           --       4,805          5           --         --



  Net loss                                               --           --          --         --           --         --
                                                  ---------   ----------   ---------     ------       --------  ---------
BALANCES, December 31, 1994                       4,313,162   $7,893,800   1,040,840     $1,041       10,500    $    --
                                                  =========   ==========   =========     ======       ========  =========






                                                                      STOCKHOLDERS' DEFICIT
                                                       ----------------------------------------------------------------
                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                        ADDITIONAL      TREASURY STOCK        DURING THE
                                                         PAID-IN      ------------------      DEVELOPMENT
                                                         CAPITAL      SHARES      AMOUNT        STAGE
                                                        ---------     -------     ------     -----------
BALANCES, December 31, 1992                             $ 23,089        --       $  --       $  (832,245)


  Issuance of Series B preferred stock
  ($1.50 per share) in January 1993 for
  cash of $3,143,140 and conversion of
  debt of $717,864, net of offering
  costs of $27,524                                       (22,714)       --          --                --

  Net loss                                                    --        --          --        (1,999,831)
                                                         -------      -----       -----       ----------
BALANCES, December 31, 1993                                  375        --          --        (2,832,076)

  Issuance of Series C preferred stock
  ($3.00 per share) in July and
  September 1994 for cash of $2,474,522
  and conversion of debt and accrued
  interest totaling $1,028,274, net of
  offering costs of $58,871                              (58,871)       --          --                --

  Issuance of warrants to purchase
  10,500 shares of Series C preferred
  stock, in July 1994, exercisable at
  $3.00 per share                                             --        --          --                --

  Issuance of common stock to employees
  for options exercised ($0.09 per
  share), in January and July 1994                         1,710        --          --                --

  Issuance of common stock to an officer
  for cash ($0.375 per share), in July
  1994                                                    49,867        --          --                --

  Issuance of common stock to an
  officer, in exchange for services in
  accordance with employment agreement
  ($0.128 per share), in August 1994                      15,830        --          --                --

  Issuance of common stock to
  consultants for services ($0.375 per
  share), in August 1994                                   2,744        --          --                --

  Issuance of common stock to employees
  for options exercised ($0.15 per
  share), in July and November 1994                          716        --          --                --



  Net loss                                                    --        --          --        (3,316,224)
                                                        --------        --       -----       -----------

BALANCES, December 31, 1994                             $ 12,371        --       $  --       $(6,148,300)
                                                        ========        ==       =====       ===========

               The accompanying notes to financial statements are
                     an integral part of these statements

                        BOLDER TECHNOLOGIES CORPORATION
                         (A Development Stage Company)


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the Period from Inception (March 22, 1991) to December 31, 1998





                                                    MANDATORILY
                                                    REDEEMABLE                            STOCKHOLDERS' DEFICIT
                                                    CONVERTIBLE          ---------------------------------------------------------
                                                  PREFERRED STOCK           COMMON STOCK          OPTIONS AND WARRANTS   ADDITIONAL
                                             -------------------------   ----------------------   ----------------------  PAID-IN
                                              SHARES          AMOUNT       SHARES      AMOUNT      SHARES       AMOUNT    CAPITAL
                                             ---------     -----------   ----------   ---------   ---------    --------- ----------
 BALANCES, December 31, 1994                 4,313,162     $7,893,800     1,040,840    $1,041      10,500      $   --     $12,371

  Issuance of warrants in March 1995, to
  purchase 149,998 shares of common
  stock, exercisable at $0.75 per share
  for five years, in connection with the
  issuance of debt, for a purchase price
  of $0.015 per warrant                             --             --            --        --     149,998        2,250         --

  Issuance of Series C preferred stock,
  ($3.00 per share) in April 1995 in
  conversion of accrued interest of
  $41,950                                       13,979         41,950            --        --          --         --           --

  Issuance of Series D preferred stock
  ($6.00 per share) in April 1995 for
  cash of $2,000,000 and conversion of
  debt of $1,797,732, net of offering
  costs of $28,819                             632,951      3,797,732            --        --          --         --      (28,819)

  Issuance of warrants to purchase
  166,666 shares of common stock,
  exercisable at $1.50 per share for
  five years, in connection with the
  issuance of Series D preferred, in
  April 1995, for a purchase price of
  $0.0015 per warrant                               --             --            --        --     166,666        250           --

  Issuance of 90-day option to purchase
  166,667 shares of Series D preferred
  stock in April 1995, exercisable at $6
  per share, in connection with the
  issuance of Series D preferred stock              --             --            --        --     166,667         --           --

  Partial exercise of option ($6.00 per
  share) in August 1995 for Series D
  preferred stock                               33,333        200,000            --        --    (166,667)        --           --

  Issuance of Series E preferred stock
  ($6.00 per share) in June 1995 for
  cash of $1,500,000, net of offering
  costs of $28,963                             250,000      1,500,000            --        --          --         --      (28,963)





                                                                              DEFICIT
                                                                            ACCUMULATED
                                                     TREASURY STOCK          DURING THE
                                                  ---------------------     DEVELOPMENT
                                                   SHARES      AMOUNT          STAGE
                                                  ---------------------     -----------
BALANCES, December 31, 1994                       --          $     --       $(6,148,300)

 Issuance of warrants in March 1995, to
 purchase 149,998 shares of common
 stock, exercisable at $0.75 per share
 for five years, in connection with the
 issuance of debt, for a purchase price
 of $0.015 per warrant                            --                --                --

 Issuance of Series C preferred stock,
 ($3.00 per share) in April 1995 in
 conversion of accrued interest of
 $41,950                                          --                --                --

 Issuance of Series D preferred stock
 ($6.00 per share) in April 1995 for
 cash of $2,000,000 and conversion of
 debt of $1,797,732, net of offering
 costs of $28,819                                 --                --                --

 Issuance of warrants to purchase
 166,666 shares of common stock,
 exercisable at $1.50 per share for
 five years, in connection with the
 issuance of Series D preferred, in
 April 1995, for a purchase price of
 $0.0015 per warrant                              --                --                --

 Issuance of 90-day option to purchase
 166,667 shares of Series D preferred
 stock in April 1995, exercisable at $6
 per share, in connection with the
 issuance of Series D preferred stock             --                --                --

 Partial exercise of option ($6.00 per
 share) in August 1995 for Series D
 preferred stock                                  --                --                --

 Issuance of Series E preferred stock
 ($6.00 per share) in June 1995 for
 cash of $1,500,000, net of offering
 costs of $28,963                                 --                --                --



             The accompanying notes to financial statements are an
                       integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the Period from Inception (March 22, 1991) to December 31, 1998


                                                                                           STOCKHOLDERS' DEFICIT
                                                                       -----------------------------------------------------------
                                                 MANDATORILY
                                                 REDEEMABLE
                                                CONVERTIBLE
                                               PREFERRED STOCK            COMMON STOCK          OPTIONS AND WARRANTS    ADDITIONAL
                                           -----------------------     ------------------       --------------------     PAID-IN
                                             SHARES      AMOUNT         SHARES     AMOUNT       SHARES       AMOUNT      CAPITAL
                                           ---------   -----------     ---------   ------       -------      ------     ----------
  Issuance of warrants to purchase
  308,666 shares of Series E preferred
  stock in June 1995, exercisable at
  $6.00 per share for one year, in
  connection with the issuance of Series
  E preferred stock, for a purchase
  price of $0.0015 per warrant                    --            --            --       --       308,666         463           --

  Purchase of 33,333 shares of treasury
  stock for $1.50 per share for cash
  from a founder, in August 1995                  --            --            --       --            --          --           --

  Issuance of common stock to employees
  for options exercised ($0.09 per
  share) in August and December 1995              --            --        49,817       50            --          --        4,406

  Issuance of common stock to employees
  for options exercised ($0.15 per
  share) in February, April, September
  and December 1995                               --            --        33,321       33            --          --        4,964

  Issuance of common stock to employees
  ($1.50 per share) in August 1995 for
  cash                                            --            --        22,443       22            --          --       33,651

  Net loss                                        --            --            --       --            --          --           --

                                           ---------   -----------     ---------   ------       -------      ------      -------
  BALANCES, December 31, 1995              5,243,425   $13,433,482     1,146,421   $1,146       635,830      $2,963      $(2,390)
                                           =========   ===========     =========   ======       =======      ======      =======

                                                                                 DEFICIT
                                                                               ACCUMULATED
                                                        TREASURY STOCK          DURING THE
                                                    ---------------------      DEVELOPMENT
                                                     SHARES       AMOUNT          STAGE
                                                    ---------    --------      -----------
Issuance of warrants to purchase
308,666 shares of Series E preferred
stock in June 1995, exercisable at
$6.00 per share for one year, in
connection with the issuance of Series
E preferred stock, for a purchase
price of $0.0015 per warrant                               --          --               --

Purchase of 33,333 shares of treasury
stock for $1.50 per share for cash
from a founder, in August 1995                        (33,333)    (50,000)              --

Issuance of common stock to employees
for options exercised ($0.09 per
share) in August and December 1995                         --          --               --

Issuance of common stock to employees
for options exercised ($0.15 per
share) in February, April, September
and December 1995                                          --          --               --

Issuance of common stock to employees
($1.50 per share) in August 1995 for
cash                                                       --          --               --

Net loss                                                   --          --       (3,341,984)

                                                    ---------    --------      -----------
BALANCES, December 31, 1995                           (33,333)   $(50,000)     $(9,490,284)
                                                    =========    ========      ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the Period from Inception (March 22, 1991) to December 31, 1998



                                                    MANDATORILY                         STOCKHOLDERS' (DEFICIT) EQUITY
                                                     REDEEMABLE               --------------------------------------------------
                                                    CONVERTIBLE
                                                   PREFERRED STOCK                COMMON STOCK             OPTIONS AND WARRANTS
                                               -------------------------      -----------------------     ----------------------
                                                 SHARES        AMOUNT         SHARES       AMOUNT         SHARES        AMOUNT
                                               ---------    ------------     ---------   ------------     -------    ------------
BALANCES, December 31, 1995                    5,243,425    $ 13,433,482     1,146,421   $      1,146     635,830    $      2,963

  Issuance of Series D Preferred
  Stock ($6.00 per share) for cash                16,666         100,000          --             --          --              --

  Issuance of warrants to purchase
  8,625 shares of Series C preferred
  stock, in March 1996, exercisable at
  $6 per share                                      --              --            --             --         8,625            --

  Issuance of common stock for
  warrants exercised ($0.75 to $6.00
  per share)                                        --              --         620,469            622    (625,330)         (2,963)
  Conversion of Mandatorily Redeemable
  Preferred Stock into shares of common stock (5,260,091)    (13,533,482)    5,260,091          5,260        --              --

  Issuance of common stock upon an Initial
  Public Offering, net of offering costs
  of $2,060,483                                     --              --       2,200,000          2,200        --              --

  Issuance of common stock to employees
  for options exercised ($0.09 to $0.75
  per share)                                        --              --         220,641            220        --              --

  Net loss                                          --              --            --             --          --              --
                                               ---------    ------------     ---------   ------------     -------    ------------
BALANCES, December 31, 1996                         --      $       --       9,447,622   $      9,448      19,125    $       --
                                               =========    ============     =========   ============     =======    ============



                                                                     STOCKHOLDERS' (DEFICIT) EQUITY
                                                                     ------------------------------       DEFICIT
                                                                                                        ACCUMULATED
                                                         ADDITIONAL             TREASURY STOCK           DURING THE
                                                          PAID-IN            -----------------------    DEVELOPMENT
                                                          CAPITAL            SHARES         AMOUNT         STAGE
                                                        -----------          ------     ------------    -----------
BALANCES, December 31, 1995                             $    (2,390)        (33,333)    $    (50,000)   $(9,490,284)


  Issuance of Series D Preferred
  Stock ($6.00 per share) for cash                              --              --              --              --

  Issuance of warrants to purchase
  8,625 shares of Series C preferred
  stock, in March 1996, exercisable at
  $6 per share                                                  --              --              --              --

  Issuance of common stock for
  warrants exercised ($0.75 to $6.00 per share)            2,165,859            --              --

  Conversion of Mandatorily Redeemable
  Preferred Stock into shares of common stock             13,528,222            --              --              --

  Issuance of common stock upon an Initial
  Public Offering, net of offering costs
  of $2,060,483                                           21,037,317            --              --              --

  Issuance of common stock to employees
  for options exercised ($0.09 to $0.75
  per share)                                                  32,819            --              --              --

  Net loss                                                      --              --              --        (4,160,090)
                                                        ------------         -------    ------------    ------------
BALANCES, December 31, 1996                             $ 36,761,827         (33,333)   $    (50,000)   $(13,650,374)
                                                        ============         =======    ============    ============


                 The accompanying to financial statements are an
                       integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the Period from Inception (March 22, 1991) to December 31, 1998

                        --------------------------------

                                                                           STOCKHOLDERS' (DEFICIT) EQUITY
                                                 ---------------------------------------------------------------------------------
                                                     REDEEMABLE
                                                    CONVERTIBLE
                                                  PREFERRED STOCK               COMMON STOCK                OPTIONS AND WARRANTS
                                                 -------------------       ----------------------          -----------------------
                                                 SHARES       AMOUNT       SHARES          AMOUNT          SHARES          AMOUNT
                                                 ------       ------       ------          ------          ------          ------
BALANCES, December 31, 1996                        --   $         --      9,447,622   $      9,448         19,125   $         --


   Issuance of common stock
   under the Employee Stock
   Purchase Plan ($8.93 - $11.90
   per share)                                      --             --         15,375             15             --             --


   Issuance of common stock to
   employees for options exercised
   ($0.09 - $6.00 per share)                       --             --         35,443             35             --             --


   Issuance of Series A
   Convertible, Redeemable
   Preferred Stock as part of a
   Private Placement, net of offering
   costs of $1,007,274 in October             336,200     15,802,726             --             --             --             --


   Issuance of warrants to
   purchase 30,641 shares of
   common stock exercisable at
   $14.50 per share for five years,
   in connection with the issuance
   of the Series A Convertible,
   Redeemable Preferred Stock                      --             --             --             --         30,641             --


   Accretion of preferred stock
   offering costs                                  --         50,000             --             --             --             --


   Accrual of Series A Preferred
   Stock dividend                                  --        352,320             --             --             --             --

   Net loss                                        --             --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------   ------------
BALANCES, December 31, 1997                   336,200   $ 16,205,046      9,498,440   $      9,498         49,766   $         --
                                         ============   ============   ============   ============   ============   ============



                                                                                             DEFICIT
                                                                                            ACCUMULATED
                                           ADDITIONAL            TREASURY STOCK             DURING THE
                                            PAID-IN        ----------------------------     DEVELOPMENT
                                            CAPITAL          SHARES            AMOUNT         STAGE
                                         ------------      ------------    ------------    ------------
BALANCES, December 31, 1996              $ 36,761,827         (33,333)   $    (50,000)   $(13,650,374)


   Issuance of common stock
   under the Employee Stock
   Purchase Plan ($8.93 - $11.90
   per share)                                 152,985              --              --              --


   Issuance of common stock to
   employees for options exercised
   ($0.09 - $6.00 per share)                    9,577              --              --              --


   Issuance of Series A
   Convertible, Redeemable
   Preferred Stock as part of a
   Private Placement, net of offering
   costs of $1,007,274 in October                  --              --              --              --


   Issuance of warrants to
   purchase 30,641 shares of
   common stock exercisable at
   $14.50 per share for five years,
   in connection with the issuance
   of the Series A Convertible,
   Redeemable Preferred Stock                      --              --              --              --


   Accretion of preferred stock
   offering costs                             (50,000)             --              --              --


   Accrual of Series A Preferred
   Stock dividend                            (352,320)             --              --              --

   Net loss                                        --              --              --      (8,749,424)
                                         ------------    ------------    ------------    ------------
BALANCES, December 31, 1997              $ 36,522,069         (33,333)   $    (50,000)   $(22,399,798)
                                         ============    ============    ============    ============








             The accompanying notes to financial statements are an
                      integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the Period from Inception (March 22, 1991) to December 31, 1998



                                                                        STOCKHOLDERS' (DEFICIT) EQUITY
                                              -------------------------------------------------------------------------------
                                                    REDEEMABLE
                                                   CONVERTIBLE
                                                  PREFERRED STOCK                COMMON STOCK            OPTIONS AND WARRANTS
                                              ---------------------         -----------------------      --------------------
                                              SHARES         AMOUNT         SHARES           AMOUNT      SHARES        AMOUNT
                                              ------         ------         ------           ------      ------        ------

BALANCES, December 31, 1997                   336,200   $ 16,205,046       9,498,440   $      9,498         49,766   $         --


   Issuance of common stock
   under the Employee Stock
   Purchase Plan (at $8.18 per
   share)                                          --             --          13,661             14             --             --


   Issuance of common stock to
   employees for options exercised
   ($0.15 - $11.75 per share)                      --             --           5,684              6             --             --


   Offering costs incurred in
   connection with the issuance of
   Series A Convertible,
   Redeemable Preferred Stock                      --        (68,080)             --             --             --             --


   Accretion of preferred stock
   offering costs                                  --        214,217              --             --             --             --


   Accrual of Series A Preferred
   Stock dividend                                  --      1,512,900              --             --             --             --


   Issuance of common shares in
   payment of dividend on Series A
   Convertible, Redeemable
   Preferred Stock (includes $86
   of cash payment due to fractional
   shares)                                         --     (1,865,220)        195,591            195             --             --

   Net loss                                        --             --              --             --             --             --

                                         ------------   ------------    ------------   ------------   ------------   ------------
BALANCES, December 31, 1998                   336,200   $ 15,998,863       9,713,376   $      9,713         49,766   $         --
                                         ============   ============    ============   ============   ============   ============


                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                           ADDITIONAL              TREASURY STOCK        DURING THE
                                            PAID-IN            --------------------     DEVELOPMENT
                                            CAPITAL            SHARES        AMOUNT        STAGE
                                            -------            ------        ------        -----
BALANCES, December 31, 1997              $ 36,522,069         (33,333)   $    (50,000)  $ (22,399,798)

   Issuance of common stock
   under the Employee Stock
   Purchase Plan (at $8.18 per
   share)                                     111,734              --              --              --


   Issuance of common stock to
   employees for options exercised
   ($0.15 - $11.75 per share)                   1,904              --              --              --


   Offering costs incurred in
   connection with the issuance of
   Series A Convertible,
   Redeemable Preferred Stock                      --              --              --              --



   Accretion of preferred stock
   offering costs                            (214,217)             --              --              --


   Accrual of Series A Preferred
   Stock dividend                          (1,512,900)             --              --              --


   Issuance of common shares in
   payment of dividend on Series A
   Convertible, Redeemable
   Preferred Stock (includes $86
   of cash payment due to fractional
   shares)                                  1,864,939              --              --              --

   Net loss                                        --              --              --      (9,943,969)

                                         ------------    ------------    ------------   -------------
BALANCES, December 31, 1998              $ 36,773,529         (33,333)   $    (50,000)  $ (32,343,767)
                                         ============    ============    ============   =============


             The accompanying notes to financial statements are an
                      integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                               1998            1997           1996
                                                                          -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                           $ (9,943,969)   $ (8,749,424)   $ (4,160,090)
       Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation and amortization                                      1,109,850         670,672         404,082
          Loss from operations of joint venture                                     --              --         669,025
          Interest expense paid in preferred stock                                  --              --              --
          Common stock issued for research and
               development and general and administrative
               expenses                                                             --              --              --
          Preferred stock offering costs charged to expense                         --              --              --
          Changes in
               Trade accounts receivable                                        32,302          13,263             452
               Inventory                                                        32,941        (127,032)            318
               Prepaid expenses and other assets                                12,967         (41,439)          1,347
               Accounts payable                                               (677,641)        817,004          90,095
               Accrued liabilities                                             449,317         399,643         414,203
               Deferred revenue                                             (1,786,924)      1,075,581         746,343
                                                                          ------------    ------------    ------------
                 Net cash used in operating activities                     (10,771,157)     (5,941,732)     (1,834,225)
                                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of available-for-sale securities                            (7,091,027)    (12,894,062)    (25,717,811)
       Sale of available-for-sale securities                                11,914,193      13,015,995      12,750,909
       Purchases of property and equipment                                  (1,624,354)    (10,247,985)     (9,759,156)
       Construction in progress payables                                      (746,259)     (1,297,035)      2,043,294
       Issuance of notes receivable from founder                                    --              --              --
       Payment of notes receivable from founder                                     --              --         152,066
       Investment in joint venture                                                  --              --        (533,161)
       Patent costs                                                           (154,907)        (72,851)        (61,762)
                                                                          ------------    ------------    ------------
                  Net cash provided by (used in) investing activities        2,297,646     (11,495,938)    (21,125,621)
                                                                          ------------    ------------    ------------


                                                                              FOR THE
                                                                            PERIOD FROM
                                                                             INCEPTION
                                                                        (MARCH 22, 1991) TO
                                                                         DECEMBER 31, 1998
                                                                        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                           $(32,343,767)
       Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation and amortization                                      2,745,561
          Loss from operations of joint venture                                833,161
          Interest expense paid in preferred stock                              70,224
          Common stock issued for research and
               development and general and administrative
               expenses                                                         29,922
          Preferred stock offering costs charged to expense                      4,810
          Changes in
               Trade accounts receivable                                       (46,151)
               Inventory                                                      (129,887)
               Prepaid expenses and other assets                              (146,788)
               Accounts payable                                                384,256
               Accrued liabilities                                           1,420,972
               Deferred revenue                                                 35,000
                                                                          ------------
                 Net cash used in operating activities                     (27,142,687)
                                                                          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of available-for-sale securities                           (65,837,831)
       Sale of available-for-sale securities                                55,680,550
       Purchases of property and equipment                                 (23,481,882)
       Construction in progress payables                                            --
       Issuance of notes receivable from founder                              (152,066)
       Payment of notes receivable from founder                                152,066
       Investment in joint venture                                            (833,161)
       Patent costs                                                           (395,060)
                                                                          ------------
                  Net cash provided by (used in) investing activities      (34,867,384)
                                                                          ------------





             The accompanying notes to financial statements are an
                       integral part of these statements.

                     BOLDER TECHNOLOGIES CORPORATION
                      (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                 1998            1997            1996
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock               $         --    $ 15,921,400    $    100,000
     Proceeds from issuance of common stock                       113,658         162,621      25,296,557
     Proceeds from issuance of convertible notes payable               --              --              --
     Proceeds from issuance of notes payable                    5,119,951       7,019,749         190,929
     Payments on notes payable                                 (1,143,809)     (1,101,383)       (255,960)
     Stock issuance costs                                         (68,080)       (118,684)     (2,060,483)
     Payments on issuance of dividends                                (86)             --              --
     Payments on capital lease                                         --              --          (7,119)
     Purchase of treasury stock from founder                           --              --              --
     Issuance of warrants to purchase common
         or preferred stock                                            --              --              --
                                                             ------------    ------------    ------------
             Net cash provided by financing activities          4,021,634      21,883,703      23,263,924
                                                             ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                          (4,451,877)      4,446,033         304,078
CASH AND CASH EQUIVALENTS, beginning of period                  5,414,330         968,297         664,219
                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                     $    962,453    $  5,414,330    $    968,297
                                                             ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid for interest                                  $  1,307,113    $    552,875    $     52,672
                                                             ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:
     Accretion of preferred stock offering costs             $    214,217    $     50,000    $         --
                                                             ============    ============    ============
     Preferred stock dividend accrual                        $  1,512,900    $    352,320    $         --
                                                             ============    ============    ============
     Preferred stock dividend paid in common stock           $  1,865,220    $         --    $         --
                                                             ============    ============    ============
     Conversion of notes payable and related accrued
     interest to preferred stock                             $         --    $         --    $         --
                                                             ============    ============    ============
     Property purchased under capital leases                 $         --    $         --    $         --
                                                             ============    ============    ============

                                                                 FOR THE
                                                               PERIOD FROM
                                                                INCEPTION
                                                           (MARCH 22, 1991) TO
                                                            DECEMBER 31, 1998
                                                            -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock               $ 25,869,062
     Proceeds from issuance of common stock                    25,719,787
     Proceeds from issuance of convertible notes payable        3,497,732
     Proceeds from issuance of notes payable                   13,002,615
     Payments on notes payable                                 (2,621,570)
     Stock issuance costs                                      (2,430,174)
     Payments on issuance of dividends                                (86)
     Payments on capital lease                                    (17,805)
     Purchase of treasury stock from founder                      (50,000)
     Issuance of warrants to purchase common
         or preferred stock                                         2,963
                                                             ------------
             Net cash provided by financing activities         62,972,524
                                                             ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                             962,453
CASH AND CASH EQUIVALENTS, beginning of period                         --
                                                             ------------
CASH AND CASH EQUIVALENTS, end of period                     $    962,453
                                                             ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid for interest                                  $  1,947,258
                                                             ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
     INVESTING AND FINANCING ACTIVITIES:

     Accretion of preferred stock offering costs             $    264,217
                                                             ============
     Preferred stock dividend accrual                        $  1,865,220
                                                             ============
     Preferred stock dividend paid in common stock           $  1,865,220
                                                             ============
     Conversion of notes payable and related accrued
     interest to preferred stock                             $  3,585,820
                                                             ============
     Property purchased under capital leases                 $     17,805
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

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION AND DEVELOPMENT STAGE RISKS

         BOLDER Technologies Corporation (the "Company") is a development-stage energy technology company that is currently involved in the design, development and marketing of advanced, high power, rechargeable lead acid-based battery systems based on its patented Thin Metal Film ("TMF") technology. The Company was incorporated in the state of Colorado on March 22, 1991 ("Inception") as Bolder Battery, Inc., and reincorporated as a Delaware corporation on November 19, 1993 and was subsequently renamed BOLDER Technologies Corporation. In May 1996, the Company successfully completed an Initial Public Offering ("IPO") of 2,200,000 shares of stock at $10.50 per share. Its activities to date have been primarily related to organization, raising capital, personnel recruitment, research and development, construction and qualification of its initial production line and marketing. The Company is located in Golden, Colorado, and its customers to date are primarily United States companies and the United States government. Revenue recorded in 1998 and 1997 relates primarily to a technology transfer agreement with a strategic partner, Johnson Controls, Inc. ("Johnson Controls"), Small Business Innovation Research research and development agreements, a customer-funded research and development agreement, and sales of demonstration and evaluation units of the Company's product. The Company's business plan does not contemplate that research and development services will continue to a significant degree after the Company commences sales of its product in commercial quantities. Accordingly, such revenue from research and development services are not considered as recurring or indicative of the Company's future revenue, if any, from the sale of its battery products in commercial quantities. The Company has not generated significant revenue from sales of its battery product to date.

         The Company has incurred losses since its inception, and has an accumulated development stage deficit of $32,343,767 at December 31, 1998. The Company's operations are subject to certain development stage risks and uncertainties, some of which follow. The Company has now demonstrated the ability to produce its Sub-C cell in large volumes on a one shift basis. The Company must be able to produce its product in commercial quantities on a 24-hour per day basis, and commercial acceptance of the Company's product will have to occur in the marketplace before the Company can attain successful operations. The Company expects to incur additional losses in the future as it continues to improve its manufacturing process and improve product performance, moves toward commercial sales and seeks to improve its manufacturing, sales and marketing capability. There can be no guarantee that the Company will achieve or sustain significant revenues or profitability in the future. Further, during the period required to achieve successful operations, the Company may require additional financing which may not be available to it. The Company has undertaken several initiatives, including seeking additional capital, to ensure adequate capital is available to fund its anticipated level of operations for at least the next twelve months. If capital is not available, or the terms of available capital are not acceptable to the Company, the Company would have to delay planned expenditures and/or cut back on its current level of operations, among other actions. The Company believes that its available cash and cash equivalents, investments and interest income will be sufficient to satisfy its funding needs at least through year end 1999.


         Further, the recovery of the carrying amount of the Company's long-lived assets, primarily assets for the high-volume production of batteries, is dependent on generating revenue from sales of batteries in commercial quantities. To date, the Company has not manufactured its batteries on a commercial scale.

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

         The Company's available-for-sale securities at December 31, 1998 and 1997, consist of United States Treasury bills and debt securities of United States government agencies and are reported at fair value. The fair market value of these securities approximates their amortized cost.

         Inventory

         Inventories are stated at the lower of cost (first-in, first-out basis) or market, and primarily consist of raw materials and sub-assemblies.

         Property and Equipment

         Property and equipment, excluding production line equipment, are stated at cost and depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which are three to seven years. Production line property and equipment are stated at cost and depreciated based on units expected to be produced over the estimated lives of the assets, which are five to ten years. Depreciation and amortization expense related to property and equipment for the years ended December 1998, 1997 and 1996 and since Inception was $1,082,286, $654,591, $395,027 and $2,692,861,
respectively. Leasehold improvements are capitalized and amortized over the shorter of the lease term or their estimated useful life. Maintenance and repairs that do not improve or extend the life of assets and expenditures for research and development equipment for which there is no future alternative use are expensed as incurred. Expenditures which improve or extend the life of assets are capitalized.

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

         Research and Development Revenue

         Revenues for research and development services performed under the Company's technology transfer arrangement with Johnson Controls were recognized using the percentage of completion method, based on the actual effort expended for a particular period relative to the total expected effort to perform the Company's obligations under this arrangement. Revenues recognized under this agreement totaled $1,748,174, $1,748,169, $ -0-, and $3,496,343 for the years ended December, 1998, 1997, 1996 and from Inception, respectively. The Company has fulfilled all of its obligations under the technology transfer agreement as of October 1998 and accordingly recognized all remaining revenue associated with this arrangement.

         For other research and development arrangements, the Company generally recognizes revenue upon the completion of established milestones or upon project completion.

         Basic and Diluted Net Loss Per Share and Unaudited, Pro Forma Basic Net Loss Per Share

         The Company has computed earnings per share in accordance with SFAS No. 128, Earnings Per Share, which the Company adopted in 1997. Also, the Company has adopted the guidance of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 and related interpretations. Accordingly, the Company has presented basic earnings per share for each period presented. Diluted net loss per common share is not presented, as the effect of common equivalent shares from stock options and warrants is antidilutive. Prior to 1997 and pursuant to Securities and Exchange Commission rules, common stock and common stock equivalent shares issued by the Company at prices below the IPO price during the twelve month period prior to the offering ("cheap stock") were included in the calculation as if they were outstanding for 1996, regardless of whether they were antidilutive. Subsequent to December 31, 1997, guidance was issued to redefine such stock. As a result, 258,815 shares which were originally treated as cheap stock and included in the previously reported 1996 weighted average shares outstanding of 8,696,632 have been excluded in the restated 1996 weighted average shares outstanding of 8,437,817. This change in weighted average shares increased the pro forma basic net loss per share from $(0.48) to $(0.49). There was no impact on the 1998 and 1997 basic net loss per share or weighted average shares as a result of this new issuance.

         The pro forma 1996 net loss per share assumes that preferred stock outstanding on the completion of the Company's IPO in May 1996 (which automatically converted to common stock on such date) was outstanding as common stock for all of 1996, as follows:


                                                             For the Year Ended December 31, 1996
                                                          ------------------------------------------
                                                              Loss           Shares       Per-share
                                                          (Numerator)    (Denominator)      Amount
                                                          -----------    -------------    ----------
Weighted average common shares outstanding (actual) ...                    6,465,281
Assumed conversion of  preferred stock ................                    1,972,536
                                                                           ---------
Pro forma basic net loss per share ....................   $(4,160,090)     8,437,817      $     (0.49)
                                                          ===========      =========      ===========

         At December 31, 1998, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive are 1,528,814 outstanding options to purchase the Company's common stock, 49,766 outstanding warrants to purchase the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock, which are convertible into 1,120,667 shares of common stock.

         At December 31, 1997, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive are 1,139,240 outstanding options to purchase the Company's common stock, 49,766 outstanding warrants to purchase the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock, which are convertible into 1,120,667 shares of common stock.

         At December 31, 1996, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive are 887,750 outstanding options to purchase the Company's common stock and 49,766 outstanding warrants to purchase the Company's common stock.

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

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, available for sale securities and accounts receivable. The Company maintains the majority of its cash, cash equivalents and short-term investment balances with financial institutions that management believes are creditworthy in the form of demand deposits and United States Treasury notes, Treasury bills, and debt securities of agencies of the United States government. The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Its accounts receivable balances are primarily domestic, and are due from agencies of the United States government. The Company had two principal customers which accounted for approximately 99% of its total revenue for the year ended December 31, 1998. Accounts receivable from these customers represented 88% of the accounts receivable balance at December 31, 1998.

         Fair Value of Financial Instruments

         The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 1998, approximates the carrying value.

         Impairment of Long-lived Assets

         The Company continually evaluates whether events and circumstances have occurred which may indicate that its long-lived assets may be impaired. The Company evaluates impairment based upon estimated undiscounted cash flows over the remaining life of the long-lived assets. Management believes the carrying value of all long-lived assets at December 31, 1998 and 1997 are recoverable through normal operations.

         Stock-based compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion Number 25, "Accounting for Stock Issued to Employees" and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") Number 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and related interpretations.

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

         Comprehensive income

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From Inception, the Company has not had any transactions that are required to be reported in comprehensive income as compared to its net loss.

         Segment information

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments.

         Recent accounting pronouncements

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-1 will have a material impact on its financial statements.

         The AICPA has issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organizational costs, as these costs are incurred, and is effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-5 will have a material impact on its financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS 133 in fiscal 2000. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

         Reclassifications

         Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(3) AVAILABLE-FOR-SALE SECURITIES

         The following is a summary of available-for-sale securities as of December 31, 1998 and 1997:



                                                       1998              1997
                                                   ------------      ------------
U.S. government agency debt securities ......       $ 9,138,509      $ 10,934,205
U.S. Treasury notes .........................         1,018,772         4,046,242
                                                    -----------      ------------
                                                    $10,157,281      $ 14,980,447
                                                    ===========      ============

         Unrealized gains and losses on available-for-sale securities were immaterial as of December 31, 1998 and 1997.

         The amortized cost of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities.



    Less than 1 year...........................................  $10,157,281
                                                                 ===========

(4) STOCKHOLDERS' EQUITY

         Preferred Stock

         During the period from 1991 through 1996, the Company issued 5,260,091 shares of mandatorily redeemable, convertible preferred stock (Series A through Series E) for total proceeds of approximately $13.5 million. All of these shares were converted to 5,260,091 shares of the Company's common stock upon the IPO in May 1996. In May 1996 the Board of Directors amended the Company's Restated Certificate of Incorporation, authorizing issue of up to 5,000,000 shares of preferred stock.

         In October 1997, the Company completed a private placement sale of 336,200 shares of Series A Convertible, Redeemable Preferred Stock, $0.001 par value per share ("1997 Series A"), for $50 per share. The net proceeds from the offering were approximately $15.8 million. The placement agents for the 1997 Series A received warrants to purchase an aggregate of 30,641 shares of the Company's common stock at an exercise price of $14.50 per share, in addition to customary commissions. Cash offering costs related to this private placement totaled $1,075,354.

         Dividends on the 1997 Series A are cumulative and payable semi-annually on June 30 and December 31, beginning October 8, 1997, at an annual rate equal to $4 per share if paid in cash and $4.50 per share if paid in shares of the Company's common stock. The shares of 1997 Series A are convertible into common stock at the option of the holder at a conversion price equal to $15 per share subject to adjustment in certain circumstances. The 1997 Series A, if not earlier redeemed, must be redeemed on October 8, 2002 at the redemption price.

         The redemption price, which is equal to $50 per share plus accrued and unpaid dividends, may be paid in shares of the Company's common stock or cash or in a combination of common stock and cash, at the Company's option. It is the Company's intent, however, to redeem the 1997 Series A for shares of the Company's common stock. Accordingly, the 1997 Series A is included as a component of stockholders' equity.

         Dividends paid on the 1997 Series A have been paid in shares of the Company's common stock (with cash payments for fractional shares) as follows:


Dividend Payment Date        Cash Amount Paid           Common Shares Issued
---------------------        ----------------           --------------------
   March       1998              $   26                       77,985
    June       1998              $   43                       36,704
December       1998              $   17                       80,902

         The carrying amount of the 1997 Series A is increased for accrued and unpaid dividends plus periodic accretion of offering costs, using the effective interest method, such that the carrying amount will equal the redemption amount on October 8, 2002. The carrying amount includes accreted offering costs of $264,217 and $50,000 at December 31, 1998 and 1997, respectively.

         1996 Equity Incentive Plan

         In March 1996, the Company adopted the 1996 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan is a successor to, and restatement of, the Company's 1992 Incentive Stock Option Plan and its 1992 Non-Qualified Stock Option Plan (the "1992 Plans"). The Equity Incentive Plan provides for the following types of stock-based awards: incentive stock options for employees (including officers and employee directors); nonstatutory stock options for employees (including officers and non-employee directors), directors and consultants; and restricted stock purchase awards, stock bonuses and stock appreciation rights to employees (including officers and employee directors) and consultants. As of December 31, 1998, no grants of stock bonuses, restricted stock purchase awards or stock appreciation rights have been made.

         The Company has reserved 1,673,025 shares of its Common Stock for future issuance under the Equity Incentive Plan at December 31, 1998. At December 31, 1998 options for 144,211 shares of common stock are available for grant under the terms of the Equity Incentive Plan.

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

         Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors for at least 20 hours of service per week and are employed by the Company or a subsidiary of the Company designated by the Board for at least five months of service per calendar year. Employees who participate in an offering can have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 1998, 29,036 shares of common stock had been issued under the Purchase Plan. Subsequent to December 31, 1998, 7,099 shares were issued related to employee participation in 1998. At December 31, 1998, 10,964 shares of common stock were available for future offerings, which amount was reduced to 3,865 with the issuance subsequent to December 31, 1998.

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

         Statement of Financial Accounting Standards No. 123

         SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25. During 1998, 1997 and 1996, all options were granted at fair value, and accordingly, the Company recorded no compensation expense during 1998, 1997, and 1996 under the provisions of APB 25. For purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1998, 1997 and 1996, using the Black-Scholes pricing model and the following weighted average assumptions:


                                                          1998            1997            1996
                                                       ------------    ------------    -----------
Risk-free interest rate .....................              5.3%              6.1%              6.1%
Expected dividend yield .....................              0.0%              0.0%              0.0%
Expected lives outstanding ..................              6.1 yrs           5.3 yrs.          5.2 yrs.
Expected  volatility ........................             26.0%             22.3%             51.7%

         To estimate lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested. All options are initially assumed to vest. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is reflected as a reduction of pro forma compensation expense in the period of forfeiture. The expected volatility was based on the Company's volatility since its IPO. Actual volatility of the Company's common stock varies. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

         The total fair value of options granted was computed to be approximately $1,773,000, $1,684,000 and $2,742,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $904,376, $619,497 and $253,000 for 1998, 1997
and 1996, respectively. Because the fair value method of accounting prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         In addition to the options, there was approximately $58,000, $38,500 and $29,000 of compensation related to the Purchase Plan for 1998, 1997 and 1996, respectively. The shares were valued assuming a 26.0%, 22.3% and 51.7% volatility factor, and a 4.8%, 5.2% and 5.0%% risk free interest rate for 1998, 1997 and 1996, respectively.

         If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:


                                                      1998                1997                1996
                                                  ------------        ------------        ------------
Net loss:                    As reported          $ (9,943,969)       $ (8,749,424)       $ (4,160,090)
                                                  ============        ============        ============

                             Pro forma            $(10,906,558)       $ (9,407,421)       $ (4,442,090)
                                                  ============        ============        ============
Net loss allocable           As reported          $(11,671,086)       $ (9,151,744)       $ (4,160,090)
to common                                         ============        ============        ============
shareholders                 Pro forma            $(12,633,675)       $ (9,809,741)       $ (4,442,090)
                                                  ============        ============        ============
Basic and                    As reported (Note 2) $      (1.22)       $       (.97)       $       (.64)
                                                  ============        ============        ============
Diluted EPS                  Pro forma (Note 2)   $      (1.32)       $      (1.04)       $       (.69)
                                                  ============        ============        ============


         A summary of stock options from inception through December 31, 1998 is presented below:


                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                         SHARES             PRICE
                                                       -----------       -----------
BALANCES, as of December 31, 1991 ..............             --                --
  Granted ......................................          286,891        $     0.12
                                                       ----------
BALANCES, as of December 31, 1992 ..............          286,891        $     0.12
  Granted ......................................          501,405        $     0.15
  Canceled .....................................              (66)       $     0.15
                                                       ----------
BALANCES, as of December 31, 1993 ..............          788,230        $     0.14
  Granted ......................................          392,553        $     0.32
  Canceled .....................................         (116,501)       $     0.15
  Exercised ....................................         (282,069)       $     0.25
                                                       ----------
BALANCES, as of December 31, 1994 ..............          782,213        $     0.19
  Granted ......................................          106,358        $     1.41
  Canceled .....................................          (80,701)       $     0.15
  Exercised ....................................          (83,138)       $     0.12
                                                       ----------
BALANCES, as of December 31, 1995 ..............          724,732        $     0.38
  Granted ......................................          494,399        $    10.56
  Canceled .....................................         (110,740)       $     0.63
  Exercised ....................................         (220,641)       $     0.15
                                                       ----------
BALANCES, as of December 31, 1996 ..............          887,750        $     6.07
  Granted ......................................          362,916        $    14.22
  Canceled .....................................          (75,983)       $     8.19
  Exercised ....................................          (35,443)       $     0.27
                                                       ----------
BALANCES, as of December 31, 1997 ..............        1,139,240        $     8.71
                                                       ----------
  Granted ......................................          518,130        $     9.22
  Canceled .....................................         (122,872)       $    13.48
  Exercised ....................................           (5,684)       $     0.34
                                                       ----------
BALANCES, as of December 31, 1998 ..............        1,528,814        $     8.53
                                                       ==========
Weighted average fair value of options granted--
  1996 .........................................                         $     5.55
                                                                         ==========
  1997 .........................................                         $     4.77
                                                                         ==========
  1998 .........................................                         $     3.45
                                                                         ==========

         The following table summarizes information about the options outstanding at December 31, 1998:


                                           OUTSTANDING AT                              EXERCISABLE AT
                                           DECEMBER 31, 1998                          DECEMBER 31, 1998
                            ------------------------------------------------    -----------------------------

                                                 WEIGHTED
                                                  AVERAGE        WEIGHTED                         WEIGHTED
                                                 REMAINING        AVERAGE          NUMBER          AVERAGE
RANGE OF EXERCISE PRICES        NUMBER          CONTRACTUAL      EXERCISE                         EXERCISE
                                                   LIFE            PRICE                            PRICE
-------------------------     ---------        --------------   ------------    --------------   ------------
$0.09 - $0.15 ...........        75,454             4.7          $    0.13           75,454       $    0.13
$0.38 - $0.75 ...........       166,905             5.7          $    0.40          159,515       $    0.39
$1.50 ...................        86,584             6.5          $    1.50           66,338       $    1.50
$6.00 ...................       155,362             7.1          $    6.00           68,920       $    6.00
$8.00 - 9.31 ............       446,666             9.3          $    8.84           18,800       $    8.00
$10.50 - $15.50..........       597,843             8.2          $   13.29          176,803       $   12.99
                              ---------                                           ---------
       TOTAL ............     1,528,814             7.9          $    8.53          565,830       $    5.19
                              =========                                           =========

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

         In the accompanying statements of operations, the Joint Venture losses are classified as research and development expense and general and administrative expense. Joint Venture losses classified as research and development expenses were $520,116 and $647,719 for 1996 and from Inception. Joint Venture losses classified as general and administrative expenses were $148,909 and $185,442 for 1996 and from Inception.

         In connection with the termination of the Joint Venture and the restructuring of the relationship between the Company and Johnson Controls, the Company agreed to engage in technology transfer services which will allow Johnson Controls to deploy TMF technology in specified markets in commercial quantities. In exchange for services to be performed under the technology transfer agreement, the Company received Johnson Controls' interest in the net assets of the Joint Venture in the amount of $746,343 during 1996, and a cash payment of $2,750,000 from Johnson Controls during 1997. The Company recognized

$1,748,174 and $1,748,169 of revenue related to this agreement during the years ended December 31, 1998 and 1997, respectively. Related deferred revenue balances were $0 and $1,748,174 at December 31, 1998 and 1997, respectively. In October, 1998 the Company completed the technology transfer and recognized the remaining revenue relating to the agreement.

         In addition, the Company granted Johnson Controls, Inc. a license to make and sell TMF batteries in markets related to auto/truck primary starting, hybrid electric vehicles, lawn and garden equipment starting, motorcycle starting and uninterruptible power supplies. The Company will receive royalties on all units sold by Johnson Controls into these markets which incorporate the Company's TMF technology, subject to certain minimum royalties payable each year. In 1998 and 1997, the Company received $295,000 and $160,000, respectively, in minimum royalties. The Company and Johnson Controls also entered into a cross supply agreement pursuant to which they will supply each other with TMF battery products.

(6) NOTES PAYABLE

         The Company has entered into a senior loan and security agreement (the "Agreement") whereby the Company may borrow, in one or more borrowings, an amount not to exceed $1,500,000 in the aggregate. At December 31, 1998, cumulative borrowings under the Agreement totaled $862,915. No further borrowings are allowed under the terms of this Agreement. The Company has granted a first perfected security interest in certain of its equipment, machinery and fixtures as collateral to these borrowings. At December 31, 1998, $107,844 is outstanding under the Agreement.

         The notes payable under the Agreement at December 31, 1998 and 1997, bear interest at rates varying from 9.1% to 10.0% (weighted average interest rate of 9.4% at December 31, 1998), due on varying dates through January 2000 and require monthly payments of principal and interest totaling $12,838.

         In connection with the Agreement, the Company issued warrants to the lender. Under the terms of the warrants, the lender may acquire up to 10,500 shares and 8,625 shares of the Company's Common Stock for $3.00 and $6.00 per share, respectively.

         In March 1997, the Company entered into a senior loan and security agreement ("the Loan Agreement"), whereby the Company may borrow, in one or more borrowings, an amount not to exceed $13 million in the aggregate. At December 31, 1998, cumulative borrowings under the Loan Agreement totaled $12.26 million. The Company has a first perfected security interest in certain of its tenant improvements in its Golden, Colorado facility and in its recently installed commercial production line as collateral. At December 31, 1998, $10,273,201 is outstanding under the Loan Agreement.

         The notes payable under the Loan Agreement at December 31, 1998 and 1997 bear interest at rates varying from 12.8% to 17.2% (weighted average interest rate of 14.0% at December 31, 1998), are due on varying dates through June 2003 and require monthly payments of principal and interest totaling $213,557.

         The aggregate maturities of the notes payable are as follows:


     1999 ..............................       $ 1,521,842
     2000 ..............................         2,073,662
     2001 ..............................         2,209,367
     2002 ..............................         1,821,190
     2003 ..............................         1,884,339
     Thereafter ........................           870,645
                                               -----------
                                               $10,381,045
                                               ===========

                                     F-24

(7) COMMITMENTS AND CONTINGENCIES

         The Company leases its office space and production facility under an eleven-year lease with two five-year renewal options. The Company also leases certain office equipment under lease agreements which terminate in 2002. Future minimum commitments under these leases are as follows:


         1999 .................   $  636,588
         2000 .................      626,986
         2001 .................      603,011
         2002 .................      534,761
         2003 .................      533,490
         Thereafter                2,311,612
                                  ----------
                                  $5,246,448
                                  ==========

         Monthly rental payments for the Company's office and manufacturing space are approximately $45,000. Rent expense for the years ended December 31, 1998, 1997 and 1996 and from Inception was $461,119, $482,584, $167,726, and
$1,447,414, respectively.

         The Company has entered into employment agreements with certain executives that provide for specified severance payments should the Company terminate the executive's employment with the Company, other than for cause. The amount to be paid is subject to reduction in certain circumstances.

         The Company has a 401(k) plan under which eligible employees may defer up to 20% of their compensation. The Company may make matching contributions and discretionary contributions if approved by the Board of Directors. For 1998, 1997, 1996 and since Inception, no employer matching or discretionary contributions were made to the Plan.

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

(8) ACCRUED COMPENSATION AND OTHER ACCRUED LIABILITIES

         The components of accrued compensation and other accrued liabilities are as follows:


                                              1998              1997
                                           ----------       ----------
Accrued vacation ...................       $  250,676       $  179,939
Employee stock purchase plan payable           60,523           55,897
Property taxes payable .............          218,016           36,925
Accrued commissions and bonuses ....          344,400          327,000
Compensation payable ...............          178,386           83,874
Accrued interest ...................          120,149             --
Unbilled services ..................          230,958          270,156
                                           ----------       ----------
                                           $1,403,108       $  953,791
                                           ==========       ==========

(9) INCOME TAXES

         The Company has had losses since Inception, and therefore has not been subject to federal or state income taxes. As of December 31, 1998, the Company had an accumulated net operating loss ("NOL") carryforward for income tax purposes of approximately $34.6 million. The carryforward is subject to examination by the tax authorities and expires at various dates through the year 2013. The Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change of ownership of a company greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The private placement sale of the 1997 Series A in October 1997 resulted in such a change of ownership and the Company estimates that the resulting NOL carryforward limitation will be approximately $6.8 million per year for periods subsequent to October, 1997. The Company does not believe that this limitation will affect the eventual utilization of its total NOL carryforwards.

       Deferred tax assets and liabilities consist of the following:


                                                          DECEMBER 31,
                                               --------------------------------
                                                  1998                 1997
                                               ------------        ------------
Deferred tax assets:
     Net operating loss carryforwards ..       $ 13,459,592        $  7,938,406
     Deferred revenue ..................             13,388             696,886
     Accrued compensation ..............            251,264             225,987
     Other .............................             89,258              58,384
                                               ------------        ------------
                                                 13,813,502           8,919,663
     Less valuation allowance ..........        (12,297,020)         (8,496,336)
                                               ------------        ------------
                                                  1,516,482             423,327

Deferred tax liability:
      Depreciation differences .........         (1,388,301)           (343,919)
      Capitalized patent costs .........           (128,181)            (79,408)
                                               ------------        ------------
                                                 (1,516,482)           (423,327)
                                               ------------        ------------
      Net deferred taxes ...............       $          0        $          0
                                               ============        ============

         The Company's net deferred tax assets represent a previously unrecognized tax benefit. Recognition of these benefits requires future taxable income, the attainment of which is uncertain, and therefore, a valuation allowance has been established for the entire tax benefit and no benefit for income taxes has been recognized in the accompanying statements of operations.

         The differences in income taxes provided and the amounts determined by applying the federal statutory rate to income taxes result from the following:


                                                             1998               1997                1996
                                                         -----------        -----------        -----------
Income tax benefit using federal statutory rate ..       $(3,480,389)       $(3,062,298)       $(1,456,032)
State income tax benefit .........................          (323,179)          (284,356)          (135,203)
Meals and entertainment and other ................             2,883             12,371              6,389
Change in valuation allowance ....................         3,800,685          3,334,284          1,584,846
                                                         -----------        -----------        -----------
                                                         $         0        $         0        $         0
                                                         ===========        ===========        ===========

(10) BUSINESS SEGMENT INFORMATION

         In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments.

         Below is a listing of major customers, each of which comprised more than 10% of revenues:


                                                           1998                         1997                         1996
                                                  -----------------------       ----------------------        ---------------------
                                                  AMOUNT          PERCENT       AMOUNT         PERCENT        AMOUNT       PERCENT
                                                  ------          -------       ------         -------        ------       --------
Johnson Controls ..........................      $2,055,810         84%       $1,952,367         77%             --          --
United States Government SBIR
Contract ..................................      $  367,436         15%       $  280,786         11%       $   72,458         15%

Customer 2.................................          --             --        $  277,500         11%       $  360,000         76%



EXHIBIT NUMBER       DESCRIPTION
--------------       -----------

   3(i).1*        Amended and Restated Certificate of Incorporation of the
                  Company.

   3(i).2** Certificate of Designation of the Series A Preferred Stock of the Company.

   3(i).3**       Amendment to the Certificate of Designation of the Series A
                  Preferred Stock of the Company.

   3(i).4***      Certificate of Designation of the Series B Junior
                  Participating Preferred Stock of the Company.

   3(ii).1*       Amended and Restated Bylaws of the Company.

   3(ii).2**      Amendment to the Amended and Restated Bylaws of the Company.

   4.1            Reference is made to Exhibits 3(i).1 through 3(ii).2.

   4.2*           Specimen stock certificate representing shares of Common
                  Stock of the Company.

   4.3**          Specimen stock certificate representing shares of Series A
                  Preferred Stock of the Company.

   4.4***         Rights Agreement between the Company and American Stock
                  Transfer & Trust Company, dated January 23, 1998.

   4.5***         Form of Rights Certificate.

   10.1*+ Form of Indemnity Agreement between the Company and each of its directors and executive officers.

   10.2           1996 Equity Incentive Plan of the Company, as amended through
                  April 17, 1997 (previously filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration
                  No. 333-08968) and incorporated herein by reference).

   10.3*          1996 Employee Stock Purchase Plan of the Company.

   10.4*+         Employment Agreement between the Company and Daniel S.
                  Lankford, dated July 11, 1994.

   10.5*+         Employment Agreement between the Company and Joseph F.
                  Fojtasek, dated February 13, 1996.

   10.6+ Employment Agreement between the Company and Arthur S. Homa, dated September 25, 1997 (previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

   10.7+          Employment Agreement between the Company and Daniel A.
                  Schwob, dated September 16, 1998.


   10.8*          Series C Preferred Stock Purchase Agreement between the
                  Company and the purchasers named therein, dated July 19, 1994.

   10.9*          Supplemental Agreement to Series C Preferred Stock Purchase
                  Agreement between the Company and the purchasers named therein, dated September 30, 1994.

   10.10* First Amendment to Purchase Agreement among the Company, the stockholders of the Company named therein and Phoenix Leasing
                  Incorporated, dated July 29, 1994.

   10.11* Amendment to Purchase Agreement among the Company, the stockholders of the Company named therein and Phoenix Leasing
                  Incorporated, dated March 21, 1996.

   10.12* Note and Warrant Purchase Agreement between the Company and the purchasers named therein, dated March 14, 1995.

   10.13*         Preferred Stock and Warrant Purchase Agreement between the
                  Company and the purchasers named therein, dated May 24, 1995.

   10.14* Letter Agreement among the Company, Harold Scott and the stockholders of the Company named therein, dated January 18, 1996.

   10.15* Series E Preferred Stock and Warrant Purchase Agreement among the Company, Johnson Controls Battery Group, Inc. and the stockholders of the Company named therein, dated June 26, 1995.

   10.16**        Purchase Agreement between the Company and BT Alex. Brown
                  Incorporated, dated October 3, 1997.

   10.17**        Registration Rights Agreement between the Company and BT
                  Alex. Brown Incorporated, dated October 8, 1997.

   10.18*         Senior Loan and Security Agreement between the Company and
                  Phoenix Leasing Incorporated, dated July 29, 1994, including forms of Promissory Notes and Warrants to Purchase Shares of Series C Preferred Stock issued thereunder.

   10.19* Warrant to Purchase Shares of Series C Preferred Stock issued to Phoenix Leasing Incorporated, dated March 21, 1996.

   10.20          Security Agreement between the Company and Transamerica
                  Business Credit Corporation, dated March 4, 1997, including form of Promissory Notes issued thereunder (previously filed as an exhibit to the Company's Form 10-KSB for the year ended
                  December 31, 1996 and incorporated herein by reference).

   10.21* Agreement between the Company and Wright Industries, Inc., dated March 11, 1996.

   10.22          Agreement among the Company, Johnson Controls Battery Group,
                  Inc. and Johnson Controls/Bolder LLC, dated July 31, 1996
                  (previously filed as an exhibit to the Company's February 5, 1997 Form 8-K and incorporated herein by reference).

   10.23          Cross Supply Agreement between the Company and Johnson
                  Controls Battery Group, Inc., dated January 22, 1997
                  (previously filed as an exhibit to the Company's February 5, 1997 Form 8-K and incorporated herein by reference).

   23.1           Consent of Arthur Andersen LLP, independent auditors.

   27.1           Financial Data Schedule.

-----------------------

* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-2500-D) and incorporated herein by reference.

** Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-41625) and incorporated herein by reference.

*** Previously filed as an exhibit to the Company's January 23, 1998 Form 8-K and incorporated herein by reference.

+   Management contract or compensatory plan or arrangement.