Form 10-Q
period 1999-03-31
BOLDER TECHNOLOGIES CORP
filed 1999-05-17
CIK 1011108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______.

                         Commission File Number 0-28060

                         BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                        Delaware                                                                84-1166231
-----------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                        (IRS Employer Identification No.)

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

                  Yes    X              No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Common Stock $.001 par Value                         9,715,130
----------------------------------------         ------------------------------
              (Class)                             (Outstanding at May 1, 1999)

                         BOLDER TECHNOLOGIES CORPORATION

                                TABLE OF CONTENTS

                                                                                                             PAGE NUMBER
                                                                                                             -----------

COVER PAGE                                                                                                         1

TABLE OF CONTENTS                                                                                                  2

PART I.        FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS

               Condensed Balance Sheets as of March 31, 1999 and December 31, 1998                                 3

               Condensed Statements of Operations for the three-month periods ended March
               31, 1999 and 1998; and the period from inception (March 22, 1991) through
               March 31, 1999                                                                                      4

               Condensed Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998; and the period from inception
               (March 22, 1991) through March 31, 1999                                                             5

               Notes to Condensed Financial Statements                                                             6

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.                                                                          8

               ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                               11

PART II.       OTHER INFORMATION

               ITEM 1.   LEGAL PROCEEDINGS.                                                                        12

               ITEM 2.   CHANGES IN SECURITIES.                                                                    12

               ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                                          12

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                      12

               ITEM 5.   OTHER INFORMATION.                                                                        12

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                                         12

SIGNATURES                                                                                                         13


                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                                                              MARCH 31,      DECEMBER 31,
                                                                                                1999            1998
                                                                                             ------------    ------------
ASSETS                                                                                       (UNAUDITED)
Current assets:
      Cash and cash equivalents                                                              $    539,655    $    962,453
      Available-for-sale securities                                                             6,159,220      10,157,281
      Other current assets                                                                        362,637         285,078
                                                                                             ------------    ------------
TOTAL CURRENT ASSETS                                                                            7,061,512      11,404,812

Property and equipment, at cost, net                                                           21,152,529      20,815,000
Other assets, net                                                                                 458,098         371,935
                                                                                             ------------    ------------
TOTAL ASSETS                                                                                 $ 28,672,139    $ 32,591,747
                                                                                             ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued liabilities                                               $  1,517,590    $  1,787,364
      Deferred revenue                                                                             35,000          35,000
      Notes and capital leases, current portion                                                 1,640,586       1,521,842
                                                                                             ------------    ------------
TOTAL CURRENT LIABILITIES                                                                       3,193,176       3,344,206

Notes and capital leases, less current portion                                                  8,411,384       8,859,203

Commitments and contingencies

Stockholders' equity:
      Convertible, redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized; 336,200 issued and outstanding at March 31, 1999 and
         December 31, 1998, with a liquidation and redemption value of
         $16,810,000                                                                           16,430,857      15,998,863
      Common Stock, $.001 par value, 25,000,000 shares authorized; 9,748,463 and
         9,713,376 shares issued at March 31, 1999 and December 31, 1998,
         respectively                                                                               9,748           9,713
      Treasury stock, $.001 par common stock, 33,333
         shares at March 31, 1999 and December 31, 1998                                           (50,000)        (50,000)
      Additional paid-in capital                                                               36,405,049      36,773,529
      Deficit accumulated during the development stage                                        (35,728,075)    (32,343,767)
                                                                                             ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                                     17,067,579      20,388,338
                                                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 28,672,139    $ 32,591,747
                                                                                             ============    ============




                             See accompanying notes

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED         FOR THE PERIOD
                                                                MARCH 31,             FROM INCEPTION
                                                      ----------------------------    (MARCH 22,1991)
                                                          1999            1998       TO MARCH 31, 1999
                                                      ------------    ------------   -----------------
REVENUES
        Product sales                                 $     17,120    $     27,841    $    335,065
        Research and development services                   64,324         553,304       5,381,630
                                                      ------------    ------------    ------------
                                                            81,444         581,145       5,716,695

COST OF REVENUES                                            62,615         127,792       1,345,227
                                                      ------------    ------------    ------------
                                                            18,829         453,353       4,371,468
                                                      ------------    ------------    ------------

OPERATING EXPENSES
        Research and development                         2,040,653       1,860,653      26,188,174
        General and administrative                         755,792         828,478      12,496,814
        Selling and marketing                              377,706         118,425       1,777,726
                                                      ------------    ------------    ------------
                                                         3,174,151       2,807,556      40,462,714
                                                      ------------    ------------    ------------
LOSS FROM OPERATIONS                                    (3,155,322)     (2,354,203)    (36,091,246)

OTHER INCOME (EXPENSE)
        Interest income                                    115,179         243,909       2,874,052
        Interest expense                                  (344,165)       (234,036)     (2,510,881)
                                                      ------------    ------------    ------------

NET LOSS                                                (3,384,308)     (2,344,330)   $(35,728,075)
                                                      ------------    ------------    ------------

        Dividend on preferred stock                       (378,225)       (378,225)
        Accretion of preferred stock offering costs        (53,769)        (52,910)
                                                      ------------    ------------

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS             $ (3,816,302)   $ (2,775,465)
                                                      ============    ============

        Basic and diluted net loss per share          $      (0.39)   $      (0.29)
                                                      ============    ============

        Shares used in computing basic and diluted
           net loss per share                            9,689,197       9,488,368
                                                      ============    ============




                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED              FOR THE PERIOD
                                                                                 MARCH 31,                  FROM INCEPTION
                                                                      ------------------------------       (MARCH 22, 1991)
                                                                          1999              1998           TO MARCH 31, 1999
                                                                      ------------      ------------       -----------------
OPERATING ACTIVITIES
Net Loss                                                              $ (3,384,308)     $ (2,344,330)         $(35,728,075)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
      Depreciation and amortization                                        313,545           248,714             3,059,106
      Change in deferred revenue                                              --            (349,635)               35,000
      Other                                                                   --                --                 104,956
      Changes in operating assets and liabilities                         (369,512)         (696,840)            1,112,890
                                                                      ------------      ------------          ------------
NET CASH USED IN OPERATING ACTIVITIES                                   (3,440,275)       (3,142,091)          (31,416,123)
                                                                      ------------      ------------          ------------


INVESTING ACTIVITIES
      Purchase of short term investments                                      --          (1,086,788)          (65,837,831)
      Sale of short term investments                                     3,998,061         2,974,735            59,678,611
      Purchases of property and equipment                                 (641,008)         (371,640)          (24,122,890)
      Decrease in construction-in-progress payable                            --            (373,129)                 --
      Patent costs                                                         (74,050)          (14,971)             (469,110)
                                                                      ------------      ------------          ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      3,283,003         1,128,207           (30,751,220)
                                                                      ------------      ------------          ------------

FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                               --                --              25,869,062
      Proceeds from issuance of common stock                                63,549            56,864            25,783,336
      Proceeds from issuance of notes payable                                 --           5,043,064            16,500,347
      Purchase of treasury stock from founder                                 --                --                 (50,000)
      Payments on notes payable and capital leases payable                (329,075)         (262,060)           (2,968,450)
      Stock issuance costs                                                    --             (68,104)           (2,430,174)
      Payments on issuance of dividends                                       --                --                     (86)
      Issuance of warrants to purchase common or preferred stock              --                --                   2,963
                                                                      ------------      ------------          ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (265,526)        4,769,764            62,706,998
                                                                      ------------      ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (422,798)        2,755,880               539,655
Cash and cash equivalents, beginning of period                             962,453         5,414,330                  --
                                                                      ------------      ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    539,655      $  8,170,210          $    539,655
                                                                      ============      ============          ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                          $    348,564      $    235,418          $  2,295,822
                                                                      ============      ============          ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
      AND FINANCING ACTIVITIES

      Accretion of preferred stock offering costs                     $     53,769      $     52,910          $    317,986
                                                                      ============      ============          ============

      Preferred stock dividend accrual                                $    378,225      $    378,225          $  2,243,445
                                                                      ============      ============          ============

      Preferred stock dividends paid in common stock                  $       --        $    654,900          $  1,865,220
                                                                      ============      ============          ============

      Conversion of notes payable and related accrued interest to
       preferred stock                                                $       --        $       --            $  3,585,820
                                                                      ============      ============          ============




                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") for the three-month period ended March 31, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of operating results to be expected for the full year.

The Company received certain payments in connection with its strategic agreement with Johnson Controls, Inc. ("JCI"). These payments were consideration to the Company for certain services provided to JCI to transfer appropriate technical information to JCI as specified in the agreement. The Company recorded these payments as deferred revenue, and recognized the revenue as services were performed, using the percentage of completion method. These services were completed in 1998. These revenues totaled approximately 77% of total research and development services revenues for the three months ended March 31, 1998.

At March 31, 1999, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive include 1,547,437 outstanding options to purchase the Company's common stock, 49,766 outstanding warrants to purchase the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock, which are convertible into 1,120,666 shares of common stock.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From Inception, the Company has not had any transactions that are required to be reported in comprehensive income as compared to its net loss.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 did not have a material impact on the Company's financial statements.

The AICPA has issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organizational costs, as these costs are incurred. Since Inception, the Company has not capitalized the costs of start-up activities.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS in fiscal 2000. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

                         BOLDER TECHNOLOGIES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, this report may contain forward-looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and the timing of market acceptance, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's registration statement on Form S-3 filed on December 5, 1997, as amended through February 19, 1998, and the Form 10-K filed March 30, 1999. These risks (i) have materially and adversely affected, and may in the future materially and adversely affect, the Company's results and (ii) have caused and may in the future cause such results to differ materially from those expressed in any forward-looking statements made by BOLDER.

GENERAL

Since its inception in March 1991, BOLDER Technologies Corporation (the "Company") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMF(R)") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. In May 1997, the Company moved to a new 127,000 square foot leased manufacturing facility and corporate headquarters in Golden, Colorado. This facility has been designed to accommodate multiple production lines and two research and development lines, as well as all of the Company's other operations. The Company had disclosed in early February 1998 that the qualification of its first high volume manufacturing line for producing a "sub-C cell" had proceeded more slowly than originally anticipated, due to the late delivery and installation of equipment and the time involved in initially testing and debugging of the line. Since February 1998, the Company focused on making key modifications to the production line and completing the debugging, testing, and qualification process. In September 1998, the Company completed this process. In October, the Company introduced its sub-C cell, which can be used as a modular building block for various battery packs. Based on the sub-C cell, the Company also introduced a modular line of battery packs known as its TMF REBEL(TM) rechargeable battery packs. The Company is currently producing a few thousand sub-C cells per month for sampling, to fulfill small orders and for experiments to improve the production process and product performance.

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

As with any new enabling technology, the Company expects to go through a period of market adoption in which customers test and evaluate the BOLDER TMF batteries, subsequently designing the batteries into customer's products. The Company expects modest product shipments to OEMs until significant numbers of customers have completed this process. The Company has announced plans to introduce a line of end-user products based on TMF batteries during the second half of 1999. The Company expects to generate revenues primarily from the sale of its end-user products and TMF batteries. The Company does not expect a significant volume of product shipments and resulting revenues prior to the second half of 1999.

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


RESULTS OF OPERATIONS

Revenues from product sales of $17,120 and $27,841 for the first quarter 1999 and 1998, respectively, were at nominal levels and are expected to remain at nominal levels until market adoption by OEM customers increases.

Research and development services ("R&D") revenues declined to $64,324 from $553,304 for the first quarters ended March 31, 1999 and 1998, respectively. The 1998 first quarter included $350,000 of R&D revenues recognized by BOLDER for services provided in connection with its technology transfer arrangement with JCI, which was completed at the end of 1998. R&D revenues from a customer-funded product development program decreased to $29,000 in the first quarter 1999 from $129,000 in the prior year. This program was completed in the first quarter 1999. The Company considers R&D revenues as insignificant to the future of the business.

Cost of revenues decreased to $62,615 from $127,792 for the three-month periods ended March 31, 1999 and 1998, respectively. Most of the decrease in 1999 was due to lower levels of activity and, correspondingly lesser R&D revenues in 1999 than in 1998, from a customer-funded product-development program that was completed in the first quarter 1999.

Research and development expenses increased to $2,040,653 for the three months ended March 31, 1999, from $1,860,653 for the same period in 1998. The increase in 1999 was primarily due to additional technical staff and associated expenses, and new manufacturing facility and production line expenses related to the Company's efforts to provide high volume production capability in support of the Company's commercialization efforts.

General and administrative expenses decreased to $755,792 from $828,478 for the three-month periods ended March 31, 1999 and 1998, respectively. The decrease in 1999 resulted primarily from reductions in expenses for legal fees and outside consulting services compared to the prior year.

Selling and marketing expenses increased to $377,706 from $118,425 for the three-month periods ended March 31, 1999 and 1998, respectively. The increases in 1999 were primarily due to increased staffing levels and business development activities associated with the commercial introduction of the Company's products.

Interest income decreased to $115,179 from $243,909 for the three-month periods ended March 31, 1999 and 1998, respectively. This decrease was due to smaller average invested cash balances in the first quarter 1999 than in the 1998 quarter.

Interest expense increased to $344,165 from $234,036 for the three-month periods ended March 31, 1999 and 1998, respectively. The increase in 1999 was due to higher levels of debt financing in the 1999 first quarter than in the prior year period.


LIQUIDITY AND CAPITAL RESOURCES

From its inception through March 31, 1999, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $52.5 million from sales of these securities. The Company has also received net proceeds of $12.3 million from a debt agreement with Transamerica Business Credit Corporation ("TBCC"). At March 31, 1999, the Company's balances of cash, cash equivalents, and available-for-sale securities totaled $6.7 million, compared to $11.1 million at December 31, 1998.

In October 1997, the Company received approximately $15.8 million in net proceeds from the private placement of 336,200 shares of Series A Convertible Preferred Stock. The first dividend payment, in the form of shares of the Company's common stock, was made on March 13, 1998, resulting in the issuance of 77,985 shares of the Company's common stock. The total amount of this dividend payment, representing the period from October 8, 1997 through March 12, 1998, was $654,900. Additional dividend payments, in the form of shares of the Company's common stock, were made on June 30 and December 31, 1998. This resulted in the issuance of 36,704 and 80,902 shares, respectively. The total value of the dividend payment that covered the period from March 13, 1998 through June 30, 1998, was $453,870. The value of the dividend payment that covered the period from July 1, 1998 through December 31, 1998, was $756,450.

In March 1998, the Company obtained loan proceeds of $5.2 million from its debt agreement with TBCC. The Company has no additional financing available from the TBCC debt agreement. The remaining loan balance, which is collateralized by tenant improvements and the high volume production line, is $10.0 million at March 31, 1999.

The Company made progress payments of $11.4 million to fund the construction of its first high-volume production line, of which $8.0 million were financed through its debt agreement with TBCC. As of March 31, 1999, the Company has no additional obligations to the supplier of its production line. The Company invested approximately $600,000 during the three-months ended March 31, 1999 in machinery, equipment, and office furnishings to support its new facility and its development, production, sales, and administrative activities.

Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that its existing sources of liquidity, as well as projected cash generated from future operations, will satisfy the Company's funding requirements at least through year-end 1999. In order to meet its planned operations beyond 1999 and to provide funds for future production lines, the Company will need to access additional sources of equity capital or debt. If these financing sources are not available, the Company would likely delay any substantial expansion of fully-automated manufacturing capacity. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

YEAR 2000

State of Readiness. The Company relies on software in its information systems and manufacturing equipment. Most of this equipment and software was installed and written within the past three years. The Company has completed an inventory of its critical control systems, computers, and application software.

Costs. The Company has a plan to validate each of these systems by the end of Third Quarter 1999. This plan (45% of total expected hours completed to April 30, 1999) will be accomplished through a combination of written vendor confirmations and specific validation testing. The Company has contracted with third party vendors to assist in planning tests and/or testing these systems. The costs of the testing and validation phase are not expected to exceed $50,000, including consulting and internal resources.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable because the Company has only fixed rate debt and no derivatives.

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

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

      ITEM 5.     OTHER INFORMATION.

                  None

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBIT      DESCRIPTIONS OF DOCUMENTS
                           -------      -------------------------

                             27         -- Financial Data Schedule.

                  (b) There were no reports on Form 8-K for the three months ended March 31, 1999.

                         BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                       BOLDER Technologies Corporation




Date:    May 14, 1998                  By:   /s/ Daniel S. Lankford
      ------------------                   ------------------------------------
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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                 --   Financial Data Schedule
