Form 10-Q
period 1999-06-30
BOLDER TECHNOLOGIES CORP
filed 1999-08-13
CIK 1011108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to        .
                                        -------    -------

                         Commission File Number 0-28060

                        BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                         Delaware                                          84-1166231
   ------------------------------------------------------------   -------------------------------
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

                  Yes    X              No
                        ---                  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Common Stock $.001 par Value                                  11,862,028
-------------------------------------------------       --------------------------------------------
                    (Class)                                    (Outstanding at August 1, 1999)

                        BOLDER TECHNOLOGIES CORPORATION

                               TABLE OF CONTENTS


                                                                                      PAGE NUMBER
                                                                                      -----------

COVER PAGE                                                                                   1

TABLE OF CONTENTS                                                                            2

PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

          Condensed Balance Sheets as of June 30, 1999 and December 31, 1998                 3
          Condensed Statements of Operations for the three and six-month periods ended June 30, 1999 and 1998; and the period from inception
          (March 22, 1991) through June 30, 1999                                             4

          Condensed Statements of Cash Flows for the three and six-month periods ended June 30, 1999 and 1998; and the period from
          inception (March 22, 1991) through June 30, 1999                                   5

          Notes to Condensed Financial Statements                                            6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.                                                         8

PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS.                                                      13

          ITEM 2.   CHANGES IN SECURITIES.                                                  13

          ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                        13

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                    13

          ITEM 5.   OTHER INFORMATION.                                                      15

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                       15

SIGNATURES                                                                                  16

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                    1999            1998
                                                                                ------------    ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                 $  2,608,474    $    962,453
      Available-for-sale securities                                                7,023,941      10,157,281
      Other current assets                                                           544,998         285,078
                                                                                ------------    ------------

TOTAL CURRENT ASSETS                                                              10,177,413      11,404,812

Property and equipment, at cost, net                                              21,698,245      20,815,000
Other assets, net                                                                    480,799         371,935
                                                                                ------------    ------------

TOTAL ASSETS                                                                    $ 32,356,457    $ 32,591,747
                                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued liabilities                                  $  2,171,604    $  1,787,364
      Deferred revenue                                                                35,000          35,000
      Notes and capital leases, current portion                                    1,774,419       1,521,842
                                                                                ------------    ------------

TOTAL CURRENT LIABILITIES                                                          3,981,023       3,344,206

Notes and capital leases, less current portion                                     7,901,491       8,859,203

Commitments and contingencies

Stockholders' equity:
      Convertible, redeemable preferred stock, $0.001 par value, 336,200 authorized and outstanding at June 30, 1999 and December 31, 1998,
         with a liquidation and redemption value of $16,810,000                   16,106,401      15,998,863
      Common Stock, $.001 par value, 25,000,000 shares authorized; 11,123,340 and 9,713,376 shares issued at June 30, 1999 and December 31, 1998,
         respectively                                                                 11,123           9,713
      Treasury stock, $.001 par common stock, 33,333
         shares at June 30, 1999 and December 31, 1998                               (50,000)        (50,000)
      Additional paid-in capital                                                  44,193,152      36,773,529
      Deficit accumulated during the development stage                           (39,786,733)    (32,343,767)
                                                                                ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                                        20,473,943      20,388,338
                                                                                ------------    ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 32,356,457    $ 32,591,747
                                                                                ============    ============


                            See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED            SIX MONTHS ENDED           FOR THE PERIOD
                                                               JUNE 30,                      JUNE, 30              FROM INCEPTION
                                                     ----------------------------    ----------------------------  (MARCH 22,1991)
                                                         1999            1998            1999            1998      TO JUNE 30, 1999
                                                     ------------    ------------    ------------    ------------    ------------
REVENUES
       Product sales                                 $     53,562    $      4,240    $     70,682    $     32,081    $    388,627
       Research and development services                   35,001         527,641          99,325       1,080,945       5,416,631
                                                     ------------    ------------    ------------    ------------    ------------
                                                           88,563         531,881         170,007       1,113,026       5,805,258

COST OF REVENUES                                          132,524          75,734         195,139         203,526       1,477,751
                                                     ------------    ------------    ------------    ------------    ------------
                                                          (43,961)        456,147         (25,132)        909,500       4,327,507
                                                     ============    ============    ============    ============    ============

OPERATING EXPENSES
       Research and development                         2,276,551       1,751,739       4,318,573       3,612,392      28,464,725
       General and administrative                         941,235         853,222       1,695,658       1,681,700      13,438,049
       Selling and marketing                              555,571          89,596         933,277         208,021       2,333,297
                                                     ------------    ------------    ------------    ------------    ------------
                                                        3,773,357       2,694,556       6,947,508       5,502,112      44,236,071
                                                     ============    ============    ============    ============    ============

LOSS FROM OPERATIONS                                   (3,817,318)     (2,238,409)     (6,972,640)     (4,592,612)    (39,908,564)

OTHER INCOME (EXPENSE)
       Interest income                                     94,249         262,876         209,428         506,785       2,968,301
       Interest expense                                  (335,589)       (379,486)       (679,754)       (613,522)     (2,846,470)
                                                     ------------    ------------    ------------    ------------    ------------

NET LOSS                                               (4,058,658)     (2,355,019)     (7,442,966)     (4,699,349)   $(39,786,733)
                                                     ============    ============    ============    ============    ============


       Dividends on preferred stock                      (378,225)       (377,189)       (756,450)       (755,414)
       Accretion of preferred stock offering costs        (53,769)        (53,769)       (107,538)       (106,679)
                                                     ------------    ------------    ------------    ------------
NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS            $ (4,490,652)   $ (2,785,977)   $ (8,306,954)   $ (5,561,442)
                                                     ============    ============    ============    ============


       Basic and diluted net loss per share          $      (0.43)   $      (0.29)   $      (0.83)   $      (0.58)
                                                     ============    ============    ============    ============


       Shares used in computing basic and diluted
          net loss per share                           10,340,043       9,555,494      10,016,418       9,522,116
                                                     ============    ============    ============    ============




                            See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED        FOR THE PERIOD
                                                                                JUNE 30,            FROM INCEPTION
                                                                      ----------------------------  (MARCH 22, 1991)
                                                                          1999            1998      TO JUNE 30, 1999
                                                                      ------------    ------------  ----------------

OPERATING ACTIVITIES
Net Loss                                                              $ (7,442,966)   $ (4,699,349)   $(39,786,733)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
      Depreciation and amortization                                        639,948         512,914       3,385,509
      Change in deferred revenue                                                --        (699,269)         35,000
      Other                                                                     --                         104,956
      Changes in operating assets and liabilities                          104,254      (1,012,420)      1,586,656
                                                                      ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (6,698,764)     (5,898,124)    (34,674,612)
                                                                      ------------    ------------    ------------


INVESTING ACTIVITIES
      Purchase of short term investments                                (2,922,116)     (4,083,750)    (68,759,947)
      Sale of short term investments                                     6,055,456       5,929,518      61,736,006
      Purchases of property and equipment                               (1,501,744)       (797,603)    (24,983,626)
      Increase (decrease) in construction-in-process payable                    --        (373,129)             --
      Patent costs                                                        (110,248)        (54,220)       (505,308)
                                                                      ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      1,521,348         620,816     (32,512,875)
                                                                      ------------    ------------    ------------


FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                                                         25,869,062
      Proceeds from issuance of common stock                             7,803,811          56,864      33,523,598
      Proceeds from issuance of notes payable                                   --       5,043,064      16,500,347
      Purchase of treasury stock from founder                                                              (50,000)
      Payments on notes payable and capital leases payable                (705,133)       (574,286)     (3,344,508)
      Payments on issuance of dividends
      Stock issuance costs                                                (275,241)        (68,146)     (2,705,415)
      Issuance of warrants to purchase common or preferred stock                --              --           2,963
                                                                      ------------    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                6,823,437       4,457,496      69,795,961
                                                                      ------------    ------------    ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,646,021        (819,812)      2,608,474
Cash and cash equivalents, beginning of period                             962,453       5,414,330              --
                                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  2,608,474    $  4,594,518    $  2,608,474
                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                          $    688,240    $    694,273    $  2,635,498
                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
      AND FINANCING ACTIVITIES

      Accretion of preferred stock offering costs                     $    107,538    $    106,679    $    371,755
                                                                      ============    ============    ============

      Preferred stock dividend accrual                                $    756,450    $    755,414    $  2,621,670
                                                                      ============    ============    ============

      Preferred stock dividends paid in common stock                  $    756,450    $  1,092,132    $  2,621,670
                                                                      ============    ============    ============

      Conversion of notes payable and related accrued interest to
       preferred stock                                                $         --    $         --    $  3,585,820
                                                                      ============    ============    ============




                             See accompanying notes

                        BOLDER TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1999 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") for the three- and six-month periods ended June 30, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of operating results to be expected for the full year.

Prior to 1999, the Company received certain payments in connection with its strategic agreement with Johnson Controls, Inc. ("JCI"). These payments were consideration to the Company for certain services provided to JCI to transfer appropriate technical information to JCI as specified in the agreement. The Company recorded these payments as deferred revenue, and recognized the revenue as services were performed, using the percentage of completion method. These services were completed in 1998. These revenues totaled approximately 80% and 78% of total research and development services revenues for the three- and six-months ended June 30, 1998, respectively.

At June 30, 1999, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive include 1,750,306 outstanding options to purchase the Company's common stock, 49,766 outstanding warrants to purchase the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock, which are convertible into 1,120,666 shares of common stock.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS in fiscal 2001. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

                        BOLDER TECHNOLOGIES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, this report may contain forward-looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and the timing of market acceptance, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's registration statement on Form S-3 filed on December 5, 1997, as amended through February 19, 1998, the Form 10-K filed March 30, 1999, and the registration statement on Form S-3 filed on July 12, 1999. These risks (i) have materially and adversely affected, and may in the future materially and adversely affect, the Company's results and (ii) have caused and may in the future cause such results to differ materially from those expressed in any forward-looking statements made by BOLDER.

GENERAL

Since its inception in March 1991, BOLDER Technologies Corporation (the "Company") has been a development stage company, principally engaged in the research and development of its Thin Metal Film ("TMF(R)") battery technology, and has devoted significant resources to the development of its technology and processes to manufacture its TMF batteries. In May 1997, the Company moved to a new 127,000 square foot leased manufacturing facility and corporate headquarters in Golden, Colorado. This facility has been designed to accommodate multiple production lines and two research and development lines, as well as all of the Company's other operations. In the third quarter of 1997, the Company received from its vendor the first high-volume manufacturing line, designed to produce four million sub-C two-volt battery cells per year. The Company then focused most of its resources for approximately one year on qualifying the line for commercial production. The Company completed a process of debugging, testing and qualifying the production line, as well as making appropriate modifications to the line, in the fourth quarter of 1998. Upon qualifying the production line for commercial production, the Company introduced in the fourth quarter of 1998 its sub-C cell, which can be a modular building block for various battery packs. The Company is currently producing a few thousand sub-C cells per month for sampling, to fulfill small orders and for experiments to improve the production process and product performance.

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

Upon qualifying the production line and introducing its sub-C cell, the Company's focus has shifted to the design and introduction of a series of end-use customer products based on TMF technology, as well as continued OEM customer development. On August 5, 1999, the Company introduced the BOLDER SECURESTART(TM), an instant engine starter, which is based on the Company's TMF technology and, specifically, the sub-C cell. In June 1999, BOLDER announced an agreement with Snap-on Tools Company, a subsidiary of Snap-on Incorporated, to supply BOLDER's TMF battery technology to a line of Snap-on products for professional auto technicians. Under the agreement, Snap-on Tools will market and distribute TMF-powered products manufactured by BOLDER to Snap-on's specifications.

With respect to OEM customers, the Company continues to go through a period of market adoption in which customers test and evaluate the BOLDER TMF batteries, subsequently designing the batteries into customer's products.

The Company expects modest product shipments to OEM customers until significant numbers of such customers have completed this process.

The Company expects to generate revenues primarily from the sale of its TMF-based products. Product shipments and resulting revenues are expected to remain at nominal levels until the beginning of shipments of SECURESTART in the fourth quarter. At this time, the Company expects the majority of its near-term revenues to be generated from sales of the BOLDER-based SECURESTART product.

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

RESULTS OF OPERATIONS

Revenues from product sales increased to $53,562 and $70,682 for the three- and six-months ended June 30, 1999, respectively, from $4,240 and $32,081 for the same periods in 1998. Product sales are relatively small and are expected to remain at such levels until shipments of SECURESTART, the instant engine starter product, begin in the fourth quarter.

Research and development services ("R&D") revenues declined to $35,001 and $99,325 for the three- and six-months ended June 30, 1999, respectively, from $527,641 and $1,080,945 for the same periods in 1998. The three- and six-months ended June 30, 1998 included $350,000 and $699,000 of R&D revenues, respectively, recognized by BOLDER for services provided in connection with its technology transfer arrangement with JCI, which was completed at the end of 1998. R&D revenues from a customer-funded product development program decreased to $29,000 for the three- and six-month periods ended June 30, 1999, respectively, from $104,000 and $234,000 for the same periods in the prior year. This program was completed in the first quarter 1999. The Company considers R&D revenues as insignificant to the future of the business.

Cost of revenues increased to $132,524 from $75,734 for the three-month periods ended June 30, 1999 and 1998, respectively. The increase in 1999 was due to increased product shipment volumes. Cost of revenues decreased to $195,139 from $203,526 for the six months ended June 30, 1999 and 1998, respectively.

The decrease in 1999 was primarily due to less activity in the 1999 first quarter than in the 1998 first quarter on a government funded product development program that was completed in the first quarter 1999. This decrease in cost of revenues was almost offset by the higher costs resulting from increased product shipment volumes in the second quarter 1999, as noted previously.

Research and Development expenses increased to $2,276,551 and $4,318,573 for the three- and six-month periods ended June 30, 1999, respectively, from $1,751,739 and $3,612,392 for the same periods in the prior year. The increase in 1999 was primarily due to additional technical staff and associated expenses, and new manufacturing facility and production line expenses related to the Company's efforts to provide high volume production capability in support of the Company's commercialization efforts.

General and administrative expenses increased to $941,235 and $1,695,658 for the three- and six-month periods ended June 30, 1999, respectively, from $853,222 and $1,681,700 for the same periods in the prior year. Most of the increase in 1999 resulted from higher legal fees and insurance compared to the prior year.

Selling and marketing expenses increased to $555,571 and $933,277 for the three- and six-month periods ended June 30, 1999, respectively, as compared to $89,596 and $208,021 for the same periods in the prior year. The increases in 1999 were primarily due to increased staffing levels and business development activities associated with the commercial introduction of the Company's products.

Interest income decreased to $94,249 from $262,876 for the three-month periods ended June 30, 1999 and 1998, respectively. For the six-month periods ended June 30,1999 and 1998, respectively, interest income decreased to $209,428 from $506,785. The decreases were due to smaller average invested cash balances in 1999 than in 1998.

Interest expense decreased to $335,589 from $379,486 for the three-month periods ended June 30, 1999 and 1998, respectively. The decrease in 1999 was due to lower average debt balances in the 1999 period than in the prior year period. For the six months ended June 30, 1999 and 1998, interest expense increased to $679,754 from $613,522. The increase in 1999 was due to higher average debt balances in the first quarter 1999 as compared to the prior year quarter, which more than offset lower debt balances in the 1999 second quarter as noted previously.

LIQUIDITY AND CAPITAL RESOURCES

From its inception through June 30, 1999, the Company has financed its operations and met its capital requirements primarily through private and public offerings of its equity securities, raising net proceeds of $60.0 million from sales of these securities. Included in this amount are net proceeds of $7.5 million received from a private offering of equity securities on May 18, 1999. The Company has also received net proceeds of $12.3 million from a debt agreement with Transamerica Business Credit Corporation ("TBCC"). At June 30, 1999, the Company's balances of cash, cash equivalents, and available-for-sale securities totaled $9.6 million, compared to $11.1 million at December 31, 1998. Subsequent to the end of the second quarter, the Company received proceeds of approximately $5.3 million from a private offering of equity securities on July 12, 1999.

In October 1997, the Company received approximately $15.8 million in net proceeds from the private placement of 336,200 shares of Series A Convertible Preferred Stock. The first dividend payment, in the form of shares of the Company's common stock, was made on March 13, 1998, resulting in the issuance of 77,985 shares of the Company's common stock. The total amount of this dividend payment, representing the period from October 8, 1997 through March 12, 1998, was $654,900. Additional dividend payments, in the form of shares of the Company's common stock, were made on June 30 and December 31, 1998, and on June 30, 1999. This resulted in the issuance of 36,704, 80,902 and 82,333 shares, respectively. The total value of the dividend payment that covered the period from March 13, 1998 through June 30, 1998, was $453,870. The value of the dividend payments that covered the periods from July 1, 1998 through December 31, 1998, and January 1, 1999 through June 30, 1999, was $756,450.

In March 1998, the Company obtained loan proceeds of $5.2 million from its debt agreement with TBCC. The Company has no additional financing available from the TBCC debt agreement. The remaining loan balance, which is collateralized by tenant improvements and the high volume production line, is $9.6 million at June 30, 1999.

The Company made progress payments of $11.4 million to fund the construction of its first high-volume production line, of which $8.0 million were financed through its debt agreement with TBCC. As of June 30, 1999, the Company has no additional obligations to the supplier of its production line. The Company invested approximately $900,000 during the three months ended June 30, 1999 in machinery, equipment, and office furnishings to support its new facility and its development, production, sales, and administrative activities.

Except as noted above, the Company currently has no other significant capital commitments other than its commitments under notes payable. The Company believes that its existing sources of liquidity, as well as projected cash generated from future operations, will satisfy the Company's funding requirements at least through the first quarter of 2000. To provide funds for future production lines, the Company will need to access additional sources of equity capital or debt. If these financing sources are not available, the Company would likely delay any substantial expansion of fully-automated manufacturing capacity. There can be no assurance that the Company will generate revenues and operating income sufficient to satisfy its working capital and equipment expenditure needs in the future. In addition, the Company is unable to predict the precise amount of future capital that it may require, and there can be no assurance that any additional financing will be available to the Company if that need arises or that financing will be in a form or on terms acceptable to the Company. The inability to generate revenues and operating income or obtain required financing on acceptable terms would have a material adverse effect on the Company's business, financial condition, and results of operations. Consequently, the Company could be required to significantly reduce or suspend its operations, seek a merger partner or sell additional securities on terms that could be dilutive to the Company's stockholders.

YEAR 2000

State of Readiness. The Company relies on software in its information systems and manufacturing equipment. Most of this equipment and software was installed and written within the past three years. The Company has completed an inventory of its critical control systems, computers, and application software.

Costs. The Company has planned to validate each of these internal systems by the end of Third Quarter 1999. This plan (90% of total expected hours completed to June 30, 1999) has been implemented through a combination of written vendor confirmations and specific validation testing. The Company has tested 95% of its equipment and software and found it to be compliant, has applied supplier fixes, or replaced the equipment. The Company has implemented processes to identify and evaluate the Y2K status of newly acquired equipment, and to evaluate supplier and customer Y2K compliance. These programs will continue through the end of 1999. The cost of the testing and validation phase is not expected to exceed $50,000, including consulting and internal resources.

Due to the fact that the Company's information and embedded systems are new, generally off-the-shelf, and vendor relationships still exist for the subject equipment and software, Year 2000 remediation costs have been minimal and are expected to remain so. The Company has replaced relatively low-cost personal computers, and installed low or no-cost bug-fixes from manufacturers of equipment and software. These costs, including hardware replacements accelerated by the Year 2000 situation, and other contingency plan activities, are not expected to exceed $40,000.

Risks. The remaining risks of Year 2000 issues are primarily external, due to the difficulty of validating key third parties' readiness for Year 2000. The Company has sought confirmation of such compliance and seeks relationships that are compliant. The Company will maintain contingency plans for each of these key relationships as they arise, such as second sourcing, purchasing additional inventory, and creating joint contingency plans for Year 2000 situations with each relationship.

                        BOLDER TECHNOLOGIES CORPORATION


PART II. OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS.

                  None

      ITEM 2.     CHANGES IN SECURITIES.

                  In May 1999, the Company issued 1,289,967 shares of common stock in a private placement to a group of unaffiliated, accredited investors at a price per share of $6.00, payable in cash. The sale and issuance of these shares were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                  None

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Stockholders was held on June 3, 1999. Proxies of the meeting were solicited by management; there was no solicitation in opposition to management's nominees for Class III Directors set forth in the Proxy Statement and all such nominees were elected. The stockholders approved the Company's 1996 Equity Incentive Plan, as amended, and the Company's Employee Stock Purchase Plan, as amended. The stockholders also approved management's proposal to ratify the selection of Arthur Andersen LLP as independent accountants of the Company for the fiscal year ending December 31, 1999.

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

                                     Nominee                    Common Stock
                                     -------                    ------------

                                     Donovan B. Hicks
                                          For                     8,507,846
                                          Against                    37,079
                                          Withhold                    - 0 -
                                          Not present             2,290,871
                                          Broker non-voted            - 0 -
                                                                 ----------
                                          Total Eligible Shares  10,835,786
                                                                 ==========

                                Nominee                       Common Stock
                                -------                       ------------

                                Roger F. Warren
                                     For                         8,507,846
                                     Against                        37,079
                                     Withhold                        - 0 -
                                     Not present                 2,290,871
                                     Broker non-voted                - 0 -
                                                                ----------
                                     Total Eligible Shares      10,835,786
                                                                ==========

                  b) The following details the voting results with respect to the proposal to approve the Company's 1996 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 700,000 shares.

                                     For                         5,458,058
                                     Against                       467,709
                                     Abstain                        12,968
                                     Broker non-voted            2,606,190
                                     Not present                 2,290,871
                                                                ----------
                                     Total Eligible Shares      10,835,786
                                                                ==========

                  c) The following details the voting results with respect to the proposal to approve the Company's 1996 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance thereunder by 40,000 shares.

                                     For                         5,844,745
                                     Against                        45,229
                                     Abstain                        17,718
                                     Broker non-voted            2,637,233
                                     Not present                 2,290,871
                                                                ----------
                                     Total Eligible Shares      10,835,796
                                                                ==========

                  d) The following details the voting results with respect to ratifying the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 1999.

                                     For                         8,524,584
                                     Against                        13,523
                                     Abstain                         6,818
                                     Not present                 2,290,871
                                     Broker Non-voted                - 0 -
                                                                ----------
                                     Total Eligible Shares      10,835,796
                                                                ==========

      ITEM 5.     OTHER INFORMATION.

                  Notice of Deadlines for Stockholder Proposals for 2000 Proxy Statement

                  The deadlines for submitting a stockholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 2000 Annual Meeting of Stockholders pursuant to Rule 14a-8, "Shareholder Proposals," of the Securities and Exchange Commission's Regulation 14A is December 31, 1999.

                  The date after which notice of a stockholder proposal or a stockholder nomination for a director submitted outside the procedures of Rule 14a-8 is considered untimely is April 5, 2000.

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBIT   DESCRIPTIONS OF DOCUMENTS
                           -------   -------------------------

                             27      -- Financial Data Schedule.

                  (b) There were no reports on Form 8-K for the three months ended June 30, 1999.

                        BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                                   BOLDER Technologies Corporation




Date:        August 13, 1999        By:    /s/ Daniel S. Lankford
         -----------------------          --------------------------------
                                               Daniel S. Lankford
                                        Chief Executive Officer, President
                                            and Chairman of the Board
                                          (Principal Executive Officer)

                                    By:   /s/ Joseph F. Fojtasek
                                          ---------------------------------
                                              Joseph F. Fojtasek
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27                Financial Data Schedule