Form 10-Q
period 1999-09-30
BOLDER TECHNOLOGIES CORP
filed 1999-11-15
CIK 1011108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999

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


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock $.001 par Value                    11,907,860
       ----------------------------         ---------------------------------
                (Class)                     (Outstanding at November 1, 1999)

                         BOLDER TECHNOLOGIES CORPORATION

                                TABLE OF CONTENTS

                                                                                                          PAGE NUMBER
                                                                                                          -----------

COVER PAGE                                                                                                     1

TABLE OF CONTENTS                                                                                              2

PART I.        FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS

               Condensed Balance Sheets as of September 30, 1999 and December 31, 1998                         3

               Condensed Statements of Operations for the three and nine-month periods ended September 30, 1999 and 1998; and the period from inception (March 22,
               1991) through September 30, 1999                                                                4

               Condensed Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998; and the period from inception
               (March 22, 1991) through September 30, 1999                                                     5

               Notes to Condensed Financial Statements                                                         6

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                                       8

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             12

PART II.       OTHER INFORMATION

               ITEM 1.   LEGAL PROCEEDINGS                                                                    13

               ITEM 2.   CHANGES IN SECURITIES                                                                13

               ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                      13

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  13

               ITEM 5.   OTHER INFORMATION                                                                    14

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                     14

SIGNATURES                                                                                                    15

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         1999               1998
                                                                                     -------------      -------------

ASSETS
Current assets:
      Cash and cash equivalents                                                      $   5,616,506      $     962,453
      Available-for-sale securities                                                      4,005,548         10,157,281
      Inventory                                                                          1,332,334            129,887
      Other current assets                                                                 441,909            155,191
                                                                                     -------------      -------------
TOTAL CURRENT ASSETS                                                                    11,396,297         11,404,812

Property and equipment, at cost, net                                                    22,462,199         20,815,000
Other assets, net                                                                          560,124            371,935
                                                                                     -------------      -------------
TOTAL ASSETS                                                                         $  34,418,620      $  32,591,747
                                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued liabilities                                       $   3,656,537      $   1,787,364
      Deferred revenue                                                                      35,000             35,000
      Notes and capital leases, current portion                                          1,924,746          1,521,842
                                                                                     -------------      -------------
TOTAL CURRENT LIABILITIES                                                                5,616,283          3,344,206

Notes and capital leases, less current portion                                           7,292,506          8,859,203

Commitments and contingencies

Stockholders' equity:
      Convertible, redeemable preferred stock, $0.001 par value, 336,200 authorized and outstanding at September 30, 1999 and December 31, 1998,
         with a liquidation and redemption value of $16,810,000                         16,538,395         15,998,863
      Common Stock, $.001 par value, 25,000,000 shares authorized; 11,906,861 and 9,713,376 shares issued at September 30, 1999 and December 31,
         1998, respectively                                                                 11,907              9,713
      Treasury stock, $.001 par common stock, 33,333
         shares at September 30, 1999 and December 31, 1998                                (50,000)           (50,000)
      Additional paid-in capital                                                        49,103,734         36,773,529
      Deficit accumulated during the development stage                                 (44,094,205)       (32,343,767)
                                                                                     -------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                                              21,509,831         20,388,338
                                                                                     -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  34,418,620      $  32,591,747
                                                                                     =============      =============

                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED        FOR THE PERIOD
                                                            SEPTEMBER 30,                   SEPTEMBER 30,          FROM INCEPTION
                                                    ----------------------------    ---------------------------- (MARCH 22,1991) TO
                                                        1999            1998            1999            1998     SEPTEMBER 30, 1999
                                                    ------------    ------------    ------------    ------------ ------------------
REVENUES
       Product sales                                $     20,803    $     11,824    $     91,485    $     43,905    $    409,430
       Research and development services                  35,001         672,267         134,326       1,753,212       5,451,632
                                                    ------------    ------------    ------------    ------------    ------------
                                                          55,804         684,091         225,811       1,797,117       5,861,062

COST OF REVENUES                                       1,413,901          71,184       1,609,040         274,710       2,891,652
                                                    ------------    ------------    ------------    ------------    ------------
                                                      (1,358,097)        612,907      (1,383,229)      1,522,407       2,969,410
                                                    ============    ============    ============    ============    ============
OPERATING EXPENSES
       Research and development                        1,190,486       1,825,302       5,509,059       5,437,694      29,655,211
       General and administrative                        914,904         913,887       2,610,562       2,595,587      14,352,953
       Selling and marketing                             652,193         207,365       1,585,470         415,385       2,985,490
                                                    ------------    ------------    ------------    ------------    ------------
                                                       2,757,583       2,946,554       9,705,091       8,448,666      46,993,654
                                                    ============    ============    ============    ============    ============

LOSS FROM OPERATIONS                                  (4,115,680)     (2,333,647)    (11,088,320)     (6,926,259)    (44,024,244)

OTHER INCOME (EXPENSE)
       Interest income                                   142,399         226,623         351,827         733,408       3,110,700
       Interest expense                                 (334,191)       (372,308)     (1,013,945)       (985,830)     (3,180,661)
                                                    ------------    ------------    ------------    ------------    ------------

NET LOSS                                              (4,307,472)     (2,479,332)    (11,750,438)     (7,178,681)   $(44,094,205)
                                                    ============    ============    ============    ============    ============

       Dividends on preferred stock                     (378,225)       (379,261)     (1,134,675)     (1,134,675)
       Accretion of preferred stock offering costs       (53,769)        (53,769)       (161,307)       (160,448)
                                                    ------------    ------------    ------------    ------------

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS           $ (4,739,466)   $ (2,912,362)   $(13,046,420)   $ (8,473,804)
                                                    ============    ============    ============    ============
       Basic and diluted net loss per share         $      (0.40)   $      (0.30)   $      (1.23)   $      (0.89)
                                                    ============    ============    ============    ============

       Shares used in computing basic and diluted
          net loss per share                          11,790,507       9,598,009      10,614,280       9,547,692
                                                    ============    ============    ============    ============

                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED             FOR THE PERIOD
                                                                                  SEPTEMBER 30,              FROM INCEPTION
                                                                        --------------------------------   (MARCH 22, 1991) TO
                                                                             1999              1998         SEPTEMBER 30, 1999
                                                                                                            ------------------

OPERATING ACTIVITIES
Net Loss                                                                $ (11,750,438)     $  (7,178,681)     $ (44,094,205)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
      Depreciation and amortization                                         1,022,536            807,934          3,768,097
      Change in deferred revenue                                                   --         (1,223,719)            35,000
      Other                                                                        --                 --            104,956
      Inventory                                                            (1,202,449)            40,240         (1,332,334)
      Changes in other operating assets and liabilities                     1,556,980           (319,363)         3,169,267
                                                                        -------------      -------------      -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (10,373,371)        (7,873,589)       (38,349,219)
                                                                        -------------      -------------      -------------

INVESTING ACTIVITIES
      Purchase of short term investments                                   (2,922,116)        (7,091,027)       (68,759,947)
      Sale of short term investments                                        9,073,850          8,861,709         64,754,400
      Purchases of property and equipment                                  (2,635,937)        (1,190,648)       (26,117,819)
      Increase (decrease) in construction-in-process payable                       --           (559,711)                --
      Patent costs                                                           (196,513)          (154,105)          (591,573)
                                                                        -------------      -------------      -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         3,319,284           (133,782)       (30,714,939)
                                                                        -------------      -------------      -------------

FINANCING ACTIVITIES
      Proceeds from issuance of preferred stock                                    --                 --         25,869,062
      Proceeds from issuance of common stock                               13,221,444            113,658         38,941,231
      Proceeds from issuance of notes payable                                      --          5,043,064         16,500,347
      Purchase of treasury stock from founder                                                         --            (50,000)
      Payments on notes payable and capital leases payable                 (1,163,791)          (911,061)        (3,803,166)
      Payments on issuance of dividends                                           (26)               (67)              (112)
      Stock issuance costs                                                   (349,487)           (68,079)        (2,779,661)
      Issuance of warrants to purchase common or preferred stock                   --                 --              2,963
                                                                        -------------      -------------      -------------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                                 11,708,140          4,177,515         74,680,664
                                                                        -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        4,654,053         (3,829,856)         5,616,506
Cash and cash equivalents, beginning of period                                962,453          5,414,330                 --
                                                                        -------------      -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   5,616,506      $   1,584,474      $   5,616,506
                                                                        =============      =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                            $   1,017,362      $     945,594      $   2,964,620
                                                                        =============      =============      =============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
      AND FINANCING ACTIVITIES

      Accretion of preferred stock offering costs                       $     161,307      $     160,448      $     425,524
                                                                        =============      =============      =============

      Preferred stock dividend accrual                                  $   1,134,675      $   1,134,675      $   2,999,895
                                                                        =============      =============      =============

      Preferred stock dividends paid in common stock                    $     756,450      $   1,092,132      $   2,621,670
                                                                        =============      =============      =============

      Conversion of notes payable and related accrued interest to
       preferred stock                                                  $          --      $          --      $   3,585,820
                                                                        =============      =============      =============

                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1999 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") as of and for the three- and nine-month periods ended September 30, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of operating results to be expected for the full year. Among other reasons, we believe the total of our costs of revenues and selling and marketing expenses will continue to increase materially as we continue to transition to commercial operations.

Prior to 1999, the Company received certain payments in connection with its strategic agreement with Johnson Controls, Inc. ("JCI"). These payments were consideration to the Company for certain services provided to JCI to transfer appropriate technical information to JCI as specified in the agreement. The Company recorded these payments as deferred revenue and recognized the revenue as services were performed, using the percentage of completion method. These services were completed in 1998. These revenues totaled approximately 88% and 80% of total research and development services revenues for the three- and nine-months ended September 30, 1998, respectively.

At September 30, 1999, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive include outstanding options to purchase 2,417,116 shares of the Company's common stock, outstanding warrants to purchase 49,766 shares of the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock, which are convertible into 1,120,666 shares of the Company's common stock.

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

                         BOLDER TECHNOLOGIES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report may contain forward-looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and the timing of market acceptance, as well as other risks discussed in our prospectus supplement dated November 8, 1999 to our prospectus dated September 17, 1999 and our Form 10-K for the period ended December 31, 1998, each of which has been filed with the Securities and Exchange Commission. These risks have materially and adversely affected, and may in the future materially and adversely affect, the Company's results of operations and the Company. Forward-looking statements are based on assumptions of future events, some of which will not occur. Actual results may vary from those set forth or implied in the forward-looking statements and the variances may be material.

OVERVIEW

Since our inception in March 1991, we have been a development stage company, principally engaged in the research and development of our TMF(R) battery technology, to which we have devoted significant resources. In May 1997, we moved to a new 127,000 square foot leased manufacturing facility and corporate headquarters in Golden, Colorado. We believe this facility will accommodate multiple production lines, two research and development ("R&D") lines, and all of our other operations. In the third quarter of 1997, we installed our first high-volume manufacturing line, designed to annually produce approximately four million 1 Ah cells (previously referred to as our sub-C cell). For approximately the next year, we focused most of our resources on qualifying the line for commercial production. In the fourth quarter of 1998, we qualified our production line and introduced our 1 Ah cell, which can be a modular building block for various battery packs. We are currently producing an average of 20,000 to 25,000 1 Ah cells per week, substantially all of which are for the manufacture of SECURESTART(TM) and the balance of which are for sampling to limited OEM customers.

Upon qualifying the production line and introducing our 1 Ah cell, our focus shifted to the design, manufacture, and introduction of products based on our TMF technology. On August 5, 1999, we introduced SECURESTART(TM), an instant engine starter which employs our TMF technology and, specifically, the 1 Ah cell. In August 1999, we entered into an agreement with Sears, Roebuck to supply SECURESTART(TM) to approximately 2,000 Sears' stores. We began commercial shipments of SECURESTART(TM) in October 1999 and have shipped over 10,000 SECURESTART(TM) units to date, substantially all on consignment. SECURESTART(TM) is currently available in Sears stores and Orchard Supply Hardware stores, as well as through the Sears Craftsman holiday catalog and the Neiman Marcus catalog. We believe that the majority of our near-term revenues will be generated from sales of SECURESTART(TM).

We are working with potential OEM customers who are testing and evaluating our TMF batteries for potential design into their products.

We believe that the task of improving the yield of our first production line, the efficiency of the overall manufacturing process and the performance of our TMF products will be an ongoing activity. Additional modifications will be required from time to time to improve the production capability of our production line. Similarly, changes in the design of our products will be required from time to time in order to improve product performance.

In June 1995, we established a joint venture with JCI (the "Joint Venture") to develop high-volume manufacturing technology for TMF batteries, manufacture TMF batteries for sale by both JCI and ourselves, and pursue hybrid electric vehicle battery development opportunities for TMF batteries. In 1997, having substantially completed the primary objective of developing the high-volume manufacturing technology, the Joint Venture was terminated and we entered into a new relationship with JCI. Under the new relationship, JCI and we are separately developing TMF battery-manufacturing facilities. We granted royalty-bearing licenses to JCI, certain of which are subject to minimum royalties and minimum performance criteria. These licenses give JCI the sole and exclusive right to sell TMF batteries for use as primary starting batteries in automobiles and trucks until July 2001. We have also entered into a cross supply agreement with JCI pursuant to which each of us has committed to supply the other with minimum quantities of TMF battery products for several years.

The Company believes that its results of operations to date are not necessarily indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

RESULTS OF OPERATIONS

As the Company transitions from primarily development activities to manufacturing and sales activities, the classification of certain costs have changed or will change in the Company's statement of operations. For example, activities which were previously performed in support of the Company's research and development ("R&D") efforts (and therefore classified as R&D expense) now support the Company's manufacturing efforts and are classified as cost of revenues. Additionally, because the Company's production volume of batteries and other products is not yet sufficient to allow absorption of the manufacturing overhead, the Company has incurred a loss on gross margin, which can be expected to continue until production volumes are at significantly higher levels.

Revenues from product sales increased to $20,803 and $91,485 for the three- and nine-months ended September 30, 1999, respectively, from $11,824 and $43,905 for the same periods in 1998. Product sales are small and are expected to remain small until significant shipments of SECURESTART(TM), the instant engine starter product, have been completed to Sears and have been sold by Sears. Since the year to date shipments to Sears are on consignment, BOLDER will recognize revenues based on sales of SECURESTART(TM) by Sears to its customers.

R&D services revenues declined to $35,001 and $134,326 for the three- and nine-months ended September 30, 1999, respectively, from $672,267 and $1,753,212 for the same periods in 1998. The three- and nine-months ended September 30, 1998 included $524,000 and $1,224,000 of R&D services revenues, respectively, recognized by BOLDER for services provided in connection with its technology transfer arrangement with JCI, which was completed at the end of 1998. R&D services revenues from a customer-funded product development program decreased to zero and $29,000 for the three- and nine-month periods ended September 30, 1999, respectively, from $74,000 and $308,000 for the same periods in the prior year. This program was completed in the first quarter 1999. The Company considers R&D services revenues as insignificant to the future of the business.

Cost of revenues increased to $1,413,901 and $1,609,040 from $71,184 and $274,710 for the three- and nine-month periods ended September 30, 1999 and 1998, respectively. Certain production line functions and associated expenses that were previously related to R&D activities in the third quarter 1998 became substantially involved during the third quarter 1999 in supporting the commercial manufacture of the 1 Ah cell. The 1 Ah cells produced in the third quarter 1999 were primarily used for assembly into SECURESTART(TM) units, which were shipped on a consignment basis and are classified at September 30, 1999 as inventory.

R&D expenses decreased to $1,190,486 from $1,825,302 for the three-month periods ended September 30, 1999 and 1998, respectively. The decrease was due to the change in classification of certain production line functions and associated expenses from R&D expenses to cost of revenues. Of the $1,825,302 of R&D expenses for the three-month period ended September 30, 1998, only $966,661 would have been treated as R&D expenses were they incurred in the three-month period ended September 30, 1999. The increase in R&D expenses for the three-month period ended September 30, 1999, compared to the expenses in the three-month period ended September 30, 1998 that would have been treated as R&D expenses were they incurred in the three-month period ended September 30, 1999, was primarily due to additional technical staff and related expenses.

R&D expenses increased to $5,509,059 from $5,437,694 for the nine-month periods ended September 30, 1999 and 1998, respectively. The decrease in the 1999 third quarter noted above was more than offset by increases in the first two quarters of 1999 compared to 1998. The increases in the first half of 1999 compared to 1998 were primarily due to additional technical staff and associated expenses, as well as new manufacturing, facility, and production line expenses related to the Company's efforts to provide high-volume production capability in support of the Company's commercialization efforts.

General and administrative expenses increased modestly to $914,904 and $2,610,562 for the three- and nine-month periods ended September 30, 1999, respectively, from $913,887 and $2,595,587 for the same periods in the prior year. Most of the increase in 1999 resulted from small increases in legal fees and insurance compared to the prior year.

Selling and marketing expenses increased to $652,193 and $1,585,470 for the three- and nine-month periods ended September 30, 1999, respectively, from $207,365 and $415,385 for the same periods in the prior year. The increases in 1999 were primarily due to increased staffing levels and business development activities associated with the commercial introduction of the Company's products.

Interest income decreased to $142,399 from $226,623 for the three-month periods ended September 30, 1999 and 1998, respectively. For the nine-month periods ended September 30, 1999 and 1998, respectively, interest income decreased to $351,827 from $733,408. The decreases were due to smaller average invested cash balances in 1999 than in 1998.

Interest expense decreased to $334,191 from $372,308 for the three-month periods ended September 30, 1999 and 1998, respectively. The decrease in 1999 was due to lower average debt balances in the 1999 period than in the prior year period. For the nine months ended September 30, 1999 and 1998, respectively, interest expense increased to $1,013,945 from $985,830. The increase in 1999 was due to higher average debt balances in the first quarter 1999 as compared to the prior year quarter, which more than offset lower debt balances in the 1999 second and third quarters compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, we have financed our operations and met our capital requirements primarily through private and public offerings of our equity securities, raising net proceeds of approximately $65 million from sales of these securities. Included in this amount are net proceeds of approximately $12.8 million received from private offerings of equity securities on May 18,1999 and July 9, 1999. In 1997 and 1998, we received net proceeds of approximately $12.3 million from a loan agreement with Transamerica Business Credit Corporation ("TBCC"). The remaining loan balance was approximately $9.2 million as of September 30, 1999. At September 30, 1999, our balances of cash, cash equivalents, and available-for-sale securities totaled approximately $9.6 million, compared to approximately $11.1 million at December 31, 1998. We anticipate that we will complete an underwritten public offering of 2.2 million shares of our common stock on November 15, 1999. We will receive estimated net proceeds of $18.4 million upon completion of the offering. We have granted the underwriters an over-allotment option, exercisable up to 45 days from November 8, 1999, to purchase up to a maximum of 330,000 additional shares of common stock to cover over-allotments made in connection with the offering.

If the offering is completed, we expect to have adequate capital resources through at least December 2000. If the offering is not completed, we expect to have adequate capital resources through the first quarter of 2000. We will require substantial capital resources in the future. We have no additional availability under the TBCC loan agreement or other capital resources. Our inability to obtain required capital resources when needed would have a material adverse effect on our business, results of operations and financial condition.

YEAR 2000

We rely on software in our information systems and manufacturing equipment, most of which was installed and written within the past three years. We have completed an inventory of our critical control systems, computers and application software, and have validated our internal systems for Year 2000 compliance. The validation of our internal systems was implemented through a combination of written vendor confirmations and specific validation testing. We have tested our equipment and software and found it to be Year 2000 compliant, applied supplier fixes or replaced the equipment. In addition, we have implemented processes to identify and evaluate the Year 2000 status of newly acquired equipment and to evaluate supplier and customer Year 2000 compliance. These programs will continue through the end of 1999. The cost of testing and validation is not expected to exceed $50,000, including consulting and internal resources.

Due to the fact that our information and embedded systems are new, generally off-the-shelf, and vendor relationships still exist for the subject equipment and software, Year 2000 remediation costs have been minimal and are expected to remain so. We have replaced relatively low-cost personal computers and installed low or no-cost bug-fixes from manufacturers of equipment and software. These costs, including hardware replacements accelerated by the Year 2000 situation, and other contingency plan activities are not expected to exceed $40,000.

The remaining risks of Year 2000 issues are primarily external, due to the difficulty of validating key third parties' readiness for Year 2000 issues. We have sought confirmation of such compliance and seek relationships with third parties that are compliant. However, even if we obtain Year 2000 compliance assurances from third parties, there is still a risk that a major supplier of raw materials or an OEM customer could become unreliable due to Year 2000 problems. Therefore, we intend to maintain contingency plans for each of these key relationships as they arise, such as second sourcing, purchasing additional inventory and creating joint contingency plans for Year 2000 situations with each relationship.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company has only fixed rate debt and no derivatives.

                         BOLDER TECHNOLOGIES CORPORATION

PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.

         In September 1999, Century Mfg. Co., an affiliate of Pentair, Inc. filed a complaint against us in the United States District Court for the District of Minnesota. Century manufactures a line of portable power and jump starting products and held discussions with us in 1996 regarding the possible incorporation of our TMF batteries into its potential products. Century alleges that the concept of using a charging battery to charge and prolong the shelf life of our TMF cells in a jump starting product is proprietary to Century and that, among other things, we have misappropriated Century's trade secrets and breached a confidentiality agreement in producing and manufacturing SECURESTART. The complaint seeks injunctive relief and unspecified damages.

         In October 1999, the Federal District Court Judge hearing the case denied Century's request for a preliminary injunction, stating that Century had not shown either a probability of prevailing on the merits or irrevocable injury, both of which must be established to obtain a preliminary injunction. This determination does not dispose of the case, which remains pending trial. We believe that Century's claims are without merit and intend to defend against them vigorously.

         Century informed us that it has a United States patent application pending in which certain claims have been allowed that cover the SECURESTART product. If the patent claims have indeed been allowed, the patent will issue, possibly as early as November 1999. Because patent applications are maintained in secrecy by the United States Patent Office pending issuance and because Century refuses to provide copies of any portion of its purported patent application, we are not currently able to fully evaluate Century's patent position or its effect on us.

         Defending against Century's claims, with or without merit, could be time consuming and result in costly litigation. An adverse outcome in the Century litigation or a valid patent infringed by SECURESTART(TM) could have a material adverse effect on our business, results of operations and financial condition.

 ITEM 2. CHANGES IN SECURITIES.

         In July 1999, the Company issued 763,215 shares of common stock in a private placement to a group of unaffiliated, accredited investors at a price per share of $7.00, payable in cash. The sale and issuance of these shares were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

 ITEM 5. OTHER INFORMATION.

         None.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBIT          DESCRIPTIONS OF DOCUMENTS

               27             -- Financial Data Schedule.

         (b) There were no reports on Form 8-K for the three months ended September 30, 1999.

                         BOLDER TECHNOLOGIES CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                   BOLDER Technologies Corporation




Date:    November 12, 1999         By:        /s/ Daniel S. Lankford
      -------------------------        ----------------------------------------
                                                  Daniel S. Lankford
                                                 Chairman of the Board



                                   By:       /s/ Joseph F. Fojtasek
                                       ----------------------------------------
                                               Joseph F. Fojtasek
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.                DESCRIPTIONS OF DOCUMENTS
-----------                -------------------------

    27                    -- Financial Data Schedule.