Form 10-K
period 1999-12-31
BOLDER TECHNOLOGIES CORP
filed 2000-03-30
CIK 1011108

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq Stock Market (National Market) on February 29, 2000 was $124,074,000.

     The number of shares of Common Stock outstanding as of February 29, 2000 was 14,565,168.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement to be filed not later than 120 days after December 31, 1999, in connection with the Registrant's 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

===============================================================================

                               TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
PART I

Item 1.    Business........................................................................................3

Item 2.    Properties.....................................................................................10

Item 3.    Legal Proceedings..............................................................................11

Item 4.    Submission of Matters to a Vote of Security Holders............................................11


PART II

Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters..........................12

Item 6.    Selected Financial Data........................................................................13

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........15

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....................................20

Item 8.    Financial Statements and Supplementary Data....................................................20

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........20


PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................21

Item 11.   Executive Compensation.........................................................................21

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................21

Item 13.   Certain Relationships and Related Transactions.................................................22


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...............................23

                                     PART I

ITEM 1.  BUSINESS

         This Annual Report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Key factors that may have a direct bearing on our results include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed in the section entitled "Risk Factors" in our Registration Statement on Form S-3 filed on August 31, 1999 and the prospectus supplement filed November 8, 1999.

INTRODUCTION

         We manufacture and market innovative battery cell powered products for the consumer and other aftermarkets based on our patented thin metal film ("TMF(R)") technology. Our small size, light weight, high power density batteries discharge and recharge very rapidly, possess no memory effect and provide superior performance in cold temperatures. On a specific power (watts per kilogram) basis, our TMF cells perform at 8 to 10 times the level of traditional lead acid batteries that currently provide power for automobiles and boats. We are currently manufacturing TMF cells at the rate of 30,000 to 35,000 per week. We anticipate increasing production as we add production equipment and labor shifts during 2000.

         In September 1999, we introduced our first commercial product, SECURESTART(TM), a light-weight (less than five pounds) portable jump starter that utilizes our TMF battery technology, six of our 1 Ah cells and built-in cables to quickly jump start cars with dead batteries. This jump-start unit stays charged for up to one year and can be recharged in less than five minutes. It also includes a halogen flashlight. Our SECURESTART Portable Jump Starter is now available through Sears stores, Orchard Supply Hardware stores, and several catalogs including SkyMall, Herringtons, Sears and West Marine. We recently launched our e-commerce website (www.securestartnow.com) to sell SECURESTART directly to consumers.

         In April 2000, we plan to commence shipments of our recently announced marine version of the SECURESTART Portable Jump Starter which incorporates all of the performance and ease-of-use characteristics of our SECURESTART Portable Jump Starter for auto and truck applications, but also includes corrosion proofing of the control electronics, cables and tin-plated clamp jaws.

         Our high power density TMF cells are designed to quickly and efficiently deliver large bursts of power. This contrasts with high energy density batteries, which are designed to provide low amounts of power over an extended period of time for applications such as laptop computers, cellular telephone and other electronic devices. We believe our TMF batteries are attractive for use in a variety of applications, including engine starting of all types, standby power and industrial power quality maintenance.

MARKET AND PRODUCTS

         We are developing products for engine starting applications in the automobile, motorsports and marine markets. There are two major categories of engine starting applications - jump starting and primary starting.

         * JUMP STARTING. Our jump-starting products are portable and are used to provide a quick engine start. SECURESTART is our first commercial jump-starting product. SECURESTART is self-contained and does not require the use of separate jumper cables, additional batteries or another vehicle. SECURESTART weighs only five pounds, holds its charge for up to one year and can be recharged in as little as five minutes. In the fourth quarter 1999, we shipped over 28,000 SECURESTART units to customers. We are also currently developing jump-starting products for the automobile professional and fleet markets.

         o PRIMARY STARTING. We are designing 12V primary starting batteries, both for use in aftermarket applications and for use by OEM's in products they manufacture. We plan to introduce several primary starting products for the automobile, motorsports and marine markets over the next several years.

         We granted Johnson Controls, Inc. ("JCI") a limited duration, worldwide exclusive royalty-bearing license with respect to the automotive primary starting market. JCI is a major supplier of batteries to the automobile industry. Recently, JCI announced plans to offer engine-starting batteries, based upon our TMF technology, for dual-battery and 36-volt systems under development by major automotive manufacturers. We plan to introduce a line of automobile and truck primary starting batteries for both automotive manufacturers and the automotive aftermarket after JCI's exclusivity ends in July 2001.

         In addition to engine starting applications, we plan to address other applications by selling our batteries to OEM customers that possess application-specific expertise in areas such as standby power systems, portable generators and power quality applications.

STRATEGY

         Our objective is to become a major supplier of high power density rechargeable batteries and innovative battery-powered products. Our strategies for achieving this objective include the following:

         o DEVELOP PRODUCTS THAT EXPLOIT THE UNIQUE CAPABILITIES OF TMF BATTERIES. We intend to develop and market our own products, primarily in the engine starting market, where we believe our TMF battery technology is particularly well suited and there is a significant opportunity to redefine the product category. The first example of this is SECURESTART, an easy-to-use, instant engine starter. We also plan to develop and introduce several products in the automobile and motorsports and marine markets over the next several years.

         o CREATE BRAND RECOGNITION FOR OUR TRADEMARKS, INCLUDING SECURESTART AND BOLDERTECH(TM). We intend to promote the SECURESTART and "BOLDERTECH" trademarks to help create awareness of the capabilities of our technology and permit premium pricing.

         o USING PRECISION PROCESS CONTROL AND ADVANCED ANALYTICAL TOOLS TO IMPROVE PERFORMANCE AND REDUCE COSTS. We are committed to improving process efficiency, enhancing product quality and performance, and reducing manufacturing costs through the use of advanced process controls and analytical tools. We use sophisticated process controls to capture multiple data points throughout the manufacturing process. We use this data to evaluate, control and improve the cell manufacturing process, optimize and improve product performance and reduce product cost.

         o PROTECTING AND ENHANCING OUR PROPRIETARY TECHNOLOGY BASE. We consider our product and process technology to be one of our most valuable assets. We believe our technology is applicable to a wide range of products. We intend to exploit this technology by developing new products to meet market needs. We intend to protect our technology base through our established program for intellectual property documentation and protection.

TMF TECHNOLOGY

         We believe that our TMF technology represents a significant advance over existing rechargeable battery technologies for applications that require high power in a small package. TMF rechargeable cells employ a proprietary configuration of traditional lead acid electrochemistry -- the same electrochemistry that has been used in battery systems for over a century and that is currently used in batteries for cars and many electronic applications.

         We believe that the combination of the following characteristics of our TMF cells offer advantages over other commercially available rechargeable batteries in a broad range of current and future applications:

         o HIGH POWER. TMF batteries are designed to quickly and efficiently deliver high bursts of power. This is important in existing applications such as standby power systems, industrial power quality maintenance and engine starting, and may enable new applications such as high performance hybrid electric vehicles.

         o COST EFFECTIVE. TMF batteries are manufactured using inexpensive, readily available raw materials. We believe our manufacturing process will be cost effective at high production volumes.

         o NO MEMORY EFFECT. TMF batteries do not suffer from the memory effect that reduces the capacity of nickel cadmium ("NiCd") batteries if they are discharged and recharged repeatedly.

         o SMALL SIZE. In high power applications, such as high power/pulse power tools, engine starting and standby power systems, TMF batteries can do the same amount of work as much larger, commercially available rechargeable batteries. Since the battery system typically accounts for a significant part of the physical volume and weight of products, we believe TMF technology can make products smaller and lighter.

         o FASTER RECHARGE. TMF batteries can be recharged rapidly, allowing them to be back to work quickly, thus increasing the "up time" of devices employing TMF batteries.

         o STABLE DISCHARGE VOLTAGE. In some applications, notably standby power, electronic circuits must be used to compensate for the voltage drop during discharge of other types of rechargeable batteries. TMF batteries have very stable voltage, even during high rate discharge, which provides more consistent performance and potentially reduces the need for voltage regulation.

         o COOL OPERATION. High power operation of other commercially available batteries typically generates significant heat, which must be accommodated in the design of products. The low impedance of TMF batteries greatly reduces the amount of heat generated by the battery, thus simplifying product design.

         o SUPERIOR COLD TEMPERATURE PERFORMANCE. All batteries lose capacity as the temperature drops. TMF batteries lose significantly less of their room temperature capacity at lower temperatures than do other commercially available batteries.

         o EXTREMELY RAPID RESPONSE. TMF batteries deliver energy much more rapidly than other commercially available batteries.

         o EASY TO RECYCLE. Environmental concerns have made recycling of batteries increasingly important. Unlike many existing and emerging battery technologies, TMF batteries are readily handled through the well-developed recycling process, which is currently used to recycle approximately 90 percent of the lead acid batteries in the United States.

         A variety of combinations of chemical and metallurgical materials can be used to form a rechargeable battery system. For example, rechargeable lead acid batteries that are used in automobiles include a negative and positive plate made of lead and lead oxide compounds and an electrolyte of sulfuric acid. A rechargeable NiCd battery incorporates a positive and negative plate made of nickel and cadmium compounds with a potassium hydroxide electrolyte. TMF batteries use the same components as traditional lead acid batteries. This provides a cost advantage over NiCd batteries because the raw materials for lead acid batteries are less expensive than those used in NiCd batteries.

         The primary structural innovations of our TMF batteries are an increased plate surface area within the battery, a short path through the active material between the negative and positive plates, and patented end cap connectors. As in a traditional lead acid battery, the TMF battery cell has a negative and positive plate. However, the TMF plates are unique because they are comprised of very thin lead foil substrates that are coated with a very thin, uniform layer of active material (lead oxide paste) (see Figure 1). The negative and positive plates of the TMF battery are interleaved with a fiberglass separator. In the spiral wound form factor of the TMF battery, the combination of the negative and positive plates and the fiberglass separator are wound so that the negative and positive plates are slightly offset at opposite ends of the cell. A connector is cast on to each end of the cell (see

Figure 2). We designed our patented connector to cap the ends of the spiral wound TMF battery so that it is in continuous contact with the exposed edge of both the negative and positive plates. TMF technology can be implemented in spiral wound or prismatic (or flat) batteries. While we have built prototype prismatic TMF batteries, essentially all of our development work has been on spiral wound TMF batteries.


              FIGURE 1                                        FIGURE 2
[A picture of one of our battery cells          [A picture of the connector cap appears
   and its component parts, including the       here]
 positive plate, the negative plate and the
     separator appears here. The picture
    illustrates the slight offset of the
  negative and positive plates at opposite
            ends of the cell.]

         The use of thin lead foil substrates significantly increases the surface area of the lead, thus lowering the impedance of the cell and greatly increasing the rate at which the cell can be charged and discharged. In addition, the use of the thin lead foil substrates in combination with the fiberglass separator provides for a short path through the active material between the negative and positive plates, allowing for more rapid delivery of the current, increasing the responsiveness of the cell. The patented end cap provides a continuous, uniform and dispersed connection between the negative and positive plates and the device being powered. TMF batteries have been made in sizes ranging from 0.5-inch diameter (0.4 Ah) cells up to approximately three-inch diameter (12 Ah) cells.

OTHER BATTERY TECHNOLOGIES

         Rechargeable battery systems utilize a number of different electrochemistries, the most common of which include lead acid, nickel cadmium, nickel metal hydride and lithium ion. The performance characteristics of battery systems are interdependent and all battery systems involve trade-offs between various performance characteristics, such as power density and energy density. For example, battery systems that are designed to maximize energy density may not have a good power density, and vice versa. Therefore, different electrochemistries have advantages in different applications.

         Although there have been significant advances in the design of rechargeable batteries over recent years, the primary focus of those efforts has been to increase energy density. Increases in energy density allow longer periods of use between recharges, but do not increase the sustained power that a battery system can deliver. For example, as shown in Figure 3, lithium-ion batteries have higher energy density (i.e., can store and deliver higher amounts of energy) than other battery electrochemistries in low power applications. By contrast, our TMF technology has been designed for high power density. Increases in power density allow more high power work to be done with a battery of a given size or weight. As Figure 3 indicates, we believe TMF batteries are capable of five to six times the power delivery of any other battery system. TMF batteries have the same advantage in power delivery as lithium-ion batteries have in energy delivery. In addition, TMF batteries deliver significantly more energy than other electrochemical systems when the energy is provided at high power rates. Certain products with short duty cycles, which require very high levels of power to operate, can be made portable by utilizing TMF batteries.

                                    FIGURE 3

                                    [CHART]

[A graphic appears here plotting the power density and energy density characteristics of existing battery systems. The graphic illustrates that Lead Acid batteries have power density ranging from approximately 40-400 W/kg and an energy density of approximately 40 to 15 Wh/kg; Nickel Cadmium batteries have a power density ranging from approximately 50-900 W/kg and an energy density of approximately 40 to 1 Wh/kg; Nickel Metal Hydride batteries have power density ranging from approximately 40-800 W/kg and an energy density of approximately 45 to 20 Wh/kg; Lithium Ion batteries have power density ranging from approximately 50-1500 W/kg and an energy density of approximately 90 to 1 Wh/kg; and; our TMF batteries have power density ranging from approximately 40-6000 W/kg and an energy density of approximately 30 to 5 Wh/kg. All battery systems except TMF exhibit rapidly declining energy density with increasing power density.]

         TRADITIONAL LEAD ACID. Traditional lead acid batteries have been in commercial production for over a century. Traditional lead acid batteries come in two types: flooded and valve regulated. Flooded lead acid batteries are typically used as automobile batteries or for large standby power systems. These batteries use a liquid electrolyte and must be stored and used upright. Valve regulated lead acid batteries are used in security, medical and electronics applications, and they can be used in any position. Lead acid batteries are generally the least expensive of any battery system, provide moderate energy and power density and have a nominal voltage of two volts per cell.

         NICKEL CADMIUM. NiCd batteries were first introduced in the 1960s and have enabled a wide range of portable products, including electronics and portable power tools. NiCd batteries cost more to produce than lead acid batteries, in part because of the high cost of nickel and cadmium. While they deliver good energy density and moderately good power density, NiCd batteries have relatively low cell voltage (1.2 volts) and lose capacity if they are repeatedly partially discharged and then recharged (this is referred to as the memory effect). In addition, there are growing environmental concerns regarding NiCd batteries, including the potential for harmful release of highly toxic cadmium.

         NICKEL METAL HYDRIDE. Nickel metal hydride ("NiMH") batteries, first introduced in the mid-1980s, provide significantly higher energy density than NiCd batteries. NiMH batteries are typically used in applications that require low to moderate power output and long run times, such as camcorders and laptop computers. NiMH batteries are more expensive than NiCd batteries and generally less suitable for high power applications such as power tools.

         LITHIUM. Both lithium ion batteries, which are now available commercially, and lithium polymer batteries, which are becoming commercially available, can provide substantially greater energy density than other available battery systems for low rate applications, such as laptop computers. Existing lithium systems, however, have low sustained power density and are generally unsuitable for applications that require high power output. In addition, they are significantly more expensive than other commercial batteries, require relatively complex monitoring and charging circuitry and raise safety issues due to the volatility of lithium metal.

STRATEGIC RELATIONSHIPS

         We use strategic relationships from time to time as a means of accessing funding, R&D, marketing and other resources, and to develop specific markets. For example, we have a license relationship with JCI relating to the commercialization of TMF batteries.

         In June 1995, we established a Joint Venture with JCI to develop high-volume manufacturing technology for TMF batteries, manufacture TMF batteries for sale by both JCI and ourselves, and pursue hybrid electric vehicle battery development opportunities for TMF batteries. In 1996, having substantially completed the primary objective of developing the high-volume manufacturing technology, the Joint Venture was terminated and we entered into a new relationship with JCI. Under the new relationship, JCI and we are separately developing TMF battery-manufacturing facilities.

         We granted royalty-bearing licenses to JCI, certain of which are subject to minimum royalties and minimum performance criteria. These licenses give JCI the sole and exclusive worldwide right to sell TMF batteries for use as primary engine starting batteries in automobiles and trucks until July 2001. We have also entered into a cross supply agreement with JCI pursuant to which each of us has committed to supply the other with minimum quantities of TMF battery products for several years.

MANUFACTURING

         We completed commercial qualification of our first production line for 1 Ah cells during 1998. The production line is operating 12 hours per day, seven days per week. We are currently producing an average of 30,000 to 35,000 1 Ah cells per week and intend to continuously enhance our manufacturing equipment, processes and capability.

         [A flowchart of the manufacturing process for the spiral wound TMF battery is shown below.]

         [A flowchart appears here summarizing the manufacturing process of the Company's spiral wound TMF battery. The flowchart illustrates that lead oxide paste is applied to thin lead foil to form the positive and negative plates of the cell, the separator is placed between the plates, the plates are then wound together, the molten lead connectors are formed on each end of the cell, the cell is assembled into a plastic case and filled with electrolyte, and the cell is then formed into a 1 Ah cell.]

         The manufacturing process starts with the application of active material (lead oxide paste) to very thin lead foil to form the positive and negative plates of the cell. The plates, separated by a thin fiberglass separator, are wound together using a process similar to that used to wind capacitors. Each end of the wound cell is immersed in molten lead, which forms the positive and negative end connectors of the cell. The cell is assembled into a plastic case and filled with liquid electrolyte. The cell undergoes a process known as "formation," whereby a proprietary sequence of charges, discharges, and rests are used to electrochemically make the negative and positive plates functional. The completed cell is tested to verify that it meets our specifications.

         We use sophisticated process controls to capture multiple data points throughout the manufacturing process which we use to evaluate, control and improve the manufacturing process, to optimize and improve product performance, and to reduce product cost. In addition, we employ an extensive validation program that measures performance criteria critical to customer applications. Certain elements of the manufacturing process are proprietary, and we own the designs to certain equipment used in the process.

         The principal raw materials used to produce TMF batteries are lead foil and lead oxide. While these materials are available from multiple sources, the TMF manufacturing process requires levels of consistency and purity in excess of those required for many other applications. We have developed a vendor qualification and partnering program and an incoming material inspection system to evaluate the quality of raw materials.

MARKETING AND SALES

         Currently, we are focused on maximizing sales of our SECURESTART line of instant engine starters. We intend to market SECURESTART products through automotive and marine specialty stores, catalog and specialty retailers, and major mass merchandisers. In addition, we intend that SECURESTART will be available directly from us through our e-commerce website and through television shopping networks. We are marketing SECURESTART directly and through several independent sales representatives.

         The majority of our fourth quarter 1999 SECURESTART shipments were to Sears, our first major customer upon the commercial launch of SECURESTART in September 1999. The loss of Sears as a customer could have a material adverse effect upon our revenues.

         We are developing a nationwide advertising and public relations campaign. As part of this effort, we contacted more than 50 consumer and trade publications, providing information about SECURESTART and our TMF technology. We intend to expand this effort to include television and radio advertising.

         It is our intention to significantly broaden the retail distribution for SECURESTART during the year 2000 to the point where this new and unique product is available to the majority of United States and Canadian consumers. It is also our intention to seek out international markets beyond the United States and Canada.

RESEARCH AND DEVELOPMENT

         We have invested a significant amount of time and capital to develop our TMF technology and the associated manufacturing processes. In addition, through the use of sophisticated process controls, we have collected large amounts of data regarding the characteristics and performance of our TMF batteries. We have utilized this information to substantially refine our TMF battery technology and manufacturing process. Based on our experience, we believe it would take a significant amount of time, in addition to a substantial capital investment, to develop a competing battery technology.

         We continue to direct our primary R&D efforts toward improving the 1 Ah cell and our manufacturing processes. In addition, we have developed and tested prototypes of various form factors, including larger and smaller spiral wound cells and very thin (1/16-inch) prismatic batteries. While we believe that each of these products may have market opportunities, there can be no assurance that any of these prototypes will result in a commercial product.

PATENTS, TRADE SECRETS AND TRADEMARKS

         We hold eight issued United States patents that expire beginning in 2008 and ending in 2019. Our issued patents cover a number of inventions including thin non-perforated plates used in lead acid batteries and an end connector for establishing electrical continuity between thin plates and a battery terminal. We also have 21 issued foreign patents. In addition, we have 10 pending patents in the United States, as well as 13 pending foreign patents.

         We have registered our BOLDER, TMF, and SECURESTART trademarks on the principal federal trademark register.

         In addition to patent and trademark protection, we rely on the law of unfair competition and trade secrets to protect our proprietary rights. We consider several elements of the TMF manufacturing process to be trade secrets. We attempt to protect our trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although we believe that our issued and pending patents and additional intellectual property rights provide significant protection for our proprietary designs and processes, there can be no assurance that these measures will be successful.

COMPETITION

         Competition in the battery and instant engine starting industries is, and is expected to remain, intense. The competitors range from development stage companies to major domestic and international companies.

         Many of our competitors have significant financial resources, established market positions, longstanding relationships with OEMs and other customers, and significantly greater name recognition, technical, marketing, sales, manufacturing, distribution and other resources than we do. No assurance can be given that we will be able to compete successfully with those companies, including with JCI in the markets where JCI has a license from us, or with other competitors.

         The market for engine jumpstarting devices has traditionally been targeted at garages, tow truck operators and other professional users. Our primary competitors in this market are Prestone Products Corporation (a subsidiary of Allied Signal Corporation), Century Mfg. Co. and K&K Jump Start/Chargers, Inc.

         Prestone Products Corporation, Century Mfg. Co. and others are marketing portable jump starters for automotive, marine and other applications, some of which are priced materially lower than SECURESTART, and offer a variety of features. Some of these products, with a power inverter, can also power computers and other small appliances. While we believe SECURESTART is superior to these other products in several respects, including its significantly lighter weight, much faster recharging and ability to hold its charge for a substantially longer period, no assurance can be given that we will market SECURESTART successfully against the products of these other companies.

        In applications such as portable tools and appliances and certain electronic and medical products, our primary competitors are suppliers of NiCd batteries, including:

          o    SANYO Energy (USA) Corporation;

          o Panasonic Industrial Company, a division of Matsushita Electric Corporation of America;

          o    Energizer Power Systems, a division of Eveready Battery Company;
               and

          o    SAFT America, Inc.

         In applications such as car starting, standby power and certain medical and electronics applications, our primary competitors are suppliers of lead acid batteries:

          o Suppliers of automotive batteries include JCI (which has a license to use our TMF technology), Exide Corporation, GNB Inc. and Delphi Automotive Systems Corporation, formerly a division of General Motors Corporation; and

          o Suppliers of small lead acid batteries used in non-automotive applications include Yuasa Exide, Inc., Exide Corporation, Matsushita Electric Corporation of America, Hawker Energy Products, Inc., CSB Battery of America Corp. and GS Battery USA, Inc., a division of Japan Storage Battery Co., Limited.

SAFETY AND ENVIRONMENTAL ISSUES

         Our operations involve the storage, use and disposal of a number of toxic and hazardous materials, including lead, lead oxide, sulfuric acid, solvents and adhesives. As a result, we are required to maintain our research and manufacturing operations in compliance with United States federal, state and local standards that govern the storage, use and disposal of various chemicals used in and waste materials produced by the manufacture of our TMF batteries. Our new manufacturing facility includes an enclosed area specifically for the mixing of lead oxide paste, the pasting of the lead foil and the winding of the cells. Employees operating in these areas are instructed in the use of safety equipment such as gloves, protective clothing and respirators and are required under OSHA guidelines to submit to blood monitoring tests on a periodic basis. The supervision and analysis of these tests are undertaken by an outside, independent agency and the results thereof are communicated to our employees.

         Our activities are also subject to federal, state and local environmental and safety laws and regulations, including but not limited to regulations issued and laws enforced by the Colorado Labor and Employment Department, the United States Department of Transportation, the United States Department of Commerce, the United States Environmental Protection Agency, the United States Department of Labor and state and county health and safety agencies. United States and foreign agencies are considering more stringent regulation of the disposal of all rechargeable batteries. There can be no assurance that we will be able to operate in conformity with such laws and regulations, or that changes in such laws or regulations will not require us to incur substantial capital or operating costs to achieve and maintain compliance. Any failure by us to adequately control the discharge of our hazardous materials and wastes could also subject us to future liabilities, which could be significant.

         Lead acid batteries, including our TMF battery, may develop significant internal pressures during severe overcharge conditions due to the release of gases as a byproduct of the chemical reaction occurring in the cell. In order to prevent potential pressure build up, our batteries incorporate a Bunsen pressure relief valve that, under normal overcharge conditions, will allow the venting of small amounts of gases, primarily hydrogen and oxygen. If the batteries are subjected to abusive overcharge or overdischarge conditions, larger amounts of these gases may be vented, which when mixed with air, can cause explosions. In addition, under these conditions, toxic gases and/or sulfuric acid spray may be released. Sulfuric acid can cause burns. While we maintain product liability insurance in amounts which we believe are reasonable given the associated risks, there is no assurance that such insurance will be adequate to cover any potential liability relating to one or more claims of product liability. We have tested our batteries under a variety of conditions and plans to continue to test our products for safety.

HUMAN RESOURCES

         As of February 29, 2000, the Company had 183 full-time employees. Of the total, 15 employees were engaged in product research and development, 124 in operations, 9 in marketing and sales, and 26 in general and administrative functions. Our success will depend in a large part on our ability to attract and retain skilled and experienced employees. None of our employees are covered by a collective bargaining agreement, and we consider our relation with our employees to be satisfactory.

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

ITEM 3.  LEGAL PROCEEDINGS

         From time to time we are subject to legal proceedings arising out of our operations. In September 1999, Century Mfg. Co., a subsidiary of Pentair, Inc., filed a complaint against us in the United States District Court for the District of Minnesota. Century, which manufactures a line of portable power and jump-starting products, alleges among other things that we have misappropriated Century's trade secrets and breached a confidentiality agreement in producing and manufacturing SECURESTART.

         Century later filed a separate lawsuit alleging that the SECURESTART product infringes a patent issued to Century in November 1999. That suit was consolidated with the first action, and now all of Century's claims are pending in the first action. We have answered Century's complaint and asserted counterclaims for Century's misappropriation for our own trade secrets and confidential information. We believe that Century's claims are without merit, intend to defend against them vigorously, and intend to press vigorously our counterclaims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 1999, there were no matters requiring a vote of security holders.

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


   1996                             HIGH      LOW
   ----                            ------   ------
Second Quarter (from May 1) ....   $15.38   $10.50
Third Quarter ..................   $14.38   $10.75
Fourth Quarter .................   $17.13   $13.13


   1997                             HIGH      LOW
   ----                            ------   ------
First Quarter ..................   $17.25   $11.25
Second Quarter .................   $14.25   $11.00
Third Quarter ..................   $15.50   $12.13
Fourth Quarter .................   $14.00   $ 8.50


   1998                             HIGH      LOW
   ----                            ------   ------
First Quarter ..................   $11.75   $ 7.88
Second Quarter .................   $14.00   $ 8.50
Third Quarter ..................   $14.31   $ 8.50
Fourth Quarter .................   $13.75   $ 8.13


   1999                             HIGH      LOW
   ----                            ------   ------
First Quarter ..................   $14.50   $ 8.25
Second Quarter .................   $10.25   $ 7.25
Third Quarter ..................   $11.75   $ 6.88
Fourth Quarter .................   $13.63   $ 9.00


HOLDERS

         As of February 29, 2000, there were approximately 289 holders of record of the Common Stock.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below with respect to the Company's statements of operations for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, and balance sheets as of December 31, 1999, 1998, 1997,
1996 and 1995 are derived from audited financial statements of the Company. Such financial statements were audited by Arthur Andersen LLP, independent public accountants, whose report with respect to the years ended December 31, 1999, 1998 and 1997 and as of December 31, 1999 and 1998 appears elsewhere herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes related thereto included elsewhere in this document.

                                                                                  YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------------------
                                                          1999            1998            1997            1996           1995
                                                     ------------    ------------    ------------    ------------    ------------
STATEMENTS OF OPERATIONS DATA:
Revenues
     Product sales ...............................   $  1,859,992    $     49,264    $     84,716    $     35,580    $     39,006
     Research and development services ...........        169,324       2,410,605       2,466,377         440,324          66,667
                                                     ------------    ------------    ------------    ------------    ------------

           Total revenues ........................      2,029,316       2,459,869       2,551,093         475,904         105,673

Cost of revenues
                                                        5,566,697         332,919         707,606         171,486          49,647
                                                     ------------    ------------    ------------    ------------    ------------

                                                       (3,537,381)      2,126,950       1,843,487         304,418          56,026
                                                     ------------    ------------    ------------    ------------    ------------
Operating expenses:
  Research and development .......................      6,553,973       7,677,787       7,092,534       2,863,552       2,479,428
  General and administrative .....................      5,268,822       3,286,783       3,348,061       2,132,565         808,724
  Selling and marketing ..........................      2,845,277         665,573         357,716         212,960         163,771
  Loss on asset disposals ........................      1,408,814              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
        Total operating expenses .................     16,076,886      11,630,143      10,798,311       5,209,077       3,451,923
                                                     ------------    ------------    ------------    ------------    ------------

Loss from operations .............................    (19,614,267)     (9,503,193)     (8,954,824)     (4,904,659)     (3,395,897)

Other income (expense):
  Interest income ................................        542,192         905,735         839,025         798,846         126,546
  Interest expense ...............................     (1,307,317)     (1,346,511)       (633,625)        (54,277)        (72,633)
                                                     ------------    ------------    ------------    ------------    ------------

Net loss .........................................    (20,379,392)     (9,943,969)     (8,749,424)     (4,160,090)     (3,341,984)
                                                     ------------    ------------    ------------    ------------    ------------

  Dividend on preferred stock ....................     (1,487,700)     (1,512,900)       (352,320)             --              --

  Accretion of preferred stock offering costs ....       (215,076)       (214,217)        (50,000)             --              --
                                                     ------------    ------------    ------------    ------------    ------------

Net loss allocable to common stockholders ........   $(22,082,168)   $ (11,671,086) $  (9,151,744)   $ (4,160,090)   $ (3,341,984)
                                                     ============    ============    ============    ============    ============

Basic and diluted net loss per share (1) .........   $      (1.97)   $      (1.22)   $      (0.97)   $      (0.64)   $      (3.07)
                                                     ============    ============    ============    ============    ============
Shares used in computing basic
and diluted net loss per share (1) ...............     11,221,354       9,560,660       9,446,930       6,465,281       1,087,554
                                                     ============    ============    ============    ============    ============
Unaudited, pro forma basic net loss per share ....                                                   $      (0.49)
                                                                                                     ============

Shares used in computing unaudited,
   pro forma basic net loss per share ............                                                      8,437,817
                                                                                                     ============

                                                                                 DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                       1999           1998           1997           1996           1995
                                                   ------------   ------------   ------------   ------------   ------------
  BALANCE SHEET DATA:

  Cash, cash equivalents and
    available-for-sale securities ..............   $ 22,630,223   $ 11,119,734   $ 20,394,777   $ 16,070,677   $  2,799,697
  Working capital ..............................     19,809,297      8,060,606     15,016,605     12,403,356      2,532,911
  Total assets..................................     48,113,877     32,591,747     41,275,589     27,146,116      4,748,347
  Notes and capital leases payable .............      8,858,831     10,381,045      6,404,903        486,537        558,687
  Mandatorily Redeemable Preferred stock(2) ....             --             --             --             --     13,433,482
  Convertible, Redeemable Preferred  stock .....     15,653,939     15,998,863     16,205,046             --             --
  Total stockholders' equity (deficit) .........     34,814,718     20,388,338     30,286,815     23,070,901     (9,538,565)


(1) See Note 2 of Notes to Financial Statements for information concerning the computation of basic net loss per share.

(2) Each share of the Company's Mandatorily Redeemable Preferred Stock automatically converted into one share of the Common Stock on May 6, 1996 upon the closing of the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this report may contain forward-looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and the timing of market acceptance, as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including our registration statement on Form S-3 filed on August 31, 1999 and the prospectus supplement filed November 8, 1999. These risks (i) have materially and adversely affected, and may in the future materially and adversely affect, our results and (ii) have caused and may in the future cause such results to differ materially from those expressed in any forward-looking statements made by us .

GENERAL

         From our inception in March 1991 until the launch of our first commercial product in the second half of 1999, we were a development stage company, principally engaged in the research and development of our TMF battery technology, to which we devoted significant resources. In May 1997, we moved to a new 127,000 square foot leased manufacturing facility and corporate headquarters in Golden, Colorado. We believe this facility will accommodate multiple production lines, two research and development ("R&D") lines, and all of our other operations. In the third quarter of 1997, we installed our first high-volume manufacturing line, designed to annually produce approximately four million 1 Ah cells. For approximately the next year, we focused most of our resources on qualifying the line for commercial production. In the fourth quarter of 1998, we qualified our production line and introduced our 1 Ah cell, which can be a modular building block for various battery packs.

         Upon qualifying the production line and introducing our 1 Ah cell, our focus shifted to the design, manufacture and introduction of products based on our TMF technology. On August 5, 1999, we introduced SECURESTART, an instant engine starter which employs our TMF technology and, specifically, the 1 Ah cell. In August 1999, we entered into an agreement with Sears to supply SECURESTART to approximately 2,000 Sears stores. We began commercial shipments of SECURESTART in October 1999 and shipped over 28,000 units in the fourth quarter 1999, with the majority going to Sears. SECURESTART is currently available in Sears stores and Orchard Supply Hardware stores, as well as through a variety of catalogs, including SkyMall, Herringtons, West Marine and Sears. We believe that the majority of our near-term revenues will be generated from sales of SecureStart.

         Our fourth quarter shipments to Sears included stocking orders in anticipation of the holiday gift-giving period and the winter driving season. In addition, we purposely delayed adding other major retailers to be assured of meeting our product obligations to Sears. For both of these reasons, we expect lower first quarter 2000 revenues than in the fourth quarter 1999 period. Beyond the first quarter 2000, we expect increasing sales from the addition of new retailers to the SECURESTART distribution base and from the introduction of the marine version of SECURESTART in the second quarter of 2000.

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

         In June 1995, we established a joint venture with JCI (the "Joint Venture") to develop high-volume manufacturing technology for TMF batteries, manufacture TMF batteries for sale by both JCI and ourselves, and pursue hybrid electric vehicle battery development opportunities for TMF batteries. In 1996, having substantially completed the primary objective of developing the high-volume manufacturing technology, the Joint Venture was terminated and we entered into a new relationship with JCI. Under the new relationship, JCI and we are separately developing TMF battery-manufacturing facilities. We granted royalty-bearing licenses to JCI, certain of which are subject to minimum royalties and minimum performance criteria. These licenses give JCI the sole and exclusive right to sell TMF batteries for use as primary starting batteries in automobiles and trucks until July 2001. We have also entered into a cross supply agreement with JCI pursuant to which each of us has committed to supply the other with minimum quantities of TMF battery products for several years.


RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         As the company transitioned in the second half of 1999 from primarily development activities to manufacturing and sales activities, the classification of certain costs have changed in the Company's statement of operations. For example, activities which were previously performed prior to the third quarter 1999 in support of the Company's research and development ("R&D") efforts (and therefore classified as R&D expense), now support the Company's manufacturing efforts and are classified as cost of revenues. Additionally, because the Company's production volume of batteries and other products is not yet sufficient to allow absorption of the manufacturing overhead, the Company has incurred a loss on gross margin, which can be expected to continue until production volumes are at significantly higher levels.

         Revenues from product sales increased to $1,860,000 in 1999 from $49,000 in 1998. Most of the 1999 revenues consisted of sales of our new jumpstart product, SECURESTART, which was launched during the fourth quarter. R&D revenues declined to $169,000 in 1999 from $2,411,000 in 1998. The 1998 period included $1,760,000 of R&D revenues recognized for services provided in connection with our technology transfer arrangement with JCI, which was completed at the end of 1998. R&D revenues from a customer-funded product development program decreased to $29,000 in 1999 from $367,000 in 1998. This program was completed in the first quarter 1999. We consider R&D revenues as insignificant to the future of our business.

         Cost of revenues increased to $5,567,000 in 1999 from $333,000 in 1998. The increase in 1999 resulted from the ramp-up of 1 Ah cell production in the second half of 1999 to support the launch of SECURESTART, which contains six 1 Ah cells. Associated with the manufacturing ramp-up, certain start-up manufacturing costs were incurred that were attributable to inefficiencies from training an additional production shift and from associated higher yield losses than would be expected in the future. In addition, our initial production levels do not allow full absorption of fixed manufacturing overhead expenses. Unit product costs are expected to decrease as we increase production levels and realize added economies of scale during 2000.

         R&D expenses decreased to $6,554,000 in 1999 from $7,678,000 in 1998.
The decrease was due to the change in classification of certain production line functions and associated expenses from R&D expenses to cost of revenues in the second half of 1999. Of the $7,678,000 of R&D expenses in 1998, only $5,457,000 would have been treated as R&D expenses were they incurred in 1999. The increase in R&D expenses in 1999, compared to the expenses in 1998 that would have been treated as R&D expenses were they incurred in 1999, was primarily due to additional technical staff and product development expenses associated with our new jumpstart product.

         General and administrative expenses increased to $5,269,000 in 1999 from $3,287,000 in 1998. The increase in 1999 resulted primarily from funding start-up vendor costs for components needed in the assembly and launch of SECURESTART, from higher legal fees and business insurance costs, and from increased staffing and related compensation expenses.

         Selling and marketing expenses increased to $2,845,000 in 1999 from $666,000 in 1998. The increase in 1999 was primarily due to increased staffing levels, business development activities and advertising and promotional expenses associated with the commercial introduction of SECURESTART.

         In the fourth quarter 1999, we recorded a non-cash write-off of $1,409,000 to remove obsolete equipment no longer usable in our manufacturing process. This equipment became obsolete due to changes made in the manufacturing process during the fourth quarter of 1999.

         Interest income decreased to $542,000 in 1999 from $906,000 in 1998. The decrease was due to smaller average invested cash balances in 1999 than in 1998.

         Interest expense decreased slightly to $1,307,000 in 1999 from $1,347,000 in 1998. The decrease in 1999 was due to slightly lower average debt balances in 1999 than in 1998.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Total revenues decreased to $2,459,869 in 1998 from $2,551,093 in 1997. As in previous reporting periods, the majority of revenues resulted from R&D services. Revenues from product sales decreased to $49,264 in 1998 from $84,716 in 1997. Approximately 73 and 71 percent of the $2,410,605 and $2,466,377 of R&D revenues in 1998 and 1997, respectively, resulted from our recognition of revenue from services performed in connection with the technology transfer arrangement with JCI. The remainder of the R&D revenues in 1998 and 1997 resulted from customer-funded research and development programs. The R&D revenues associated with the JCI agreement were non-cash items in 1998. The technology transfer agreement with JCI was completed in 1998, and no additional R&D revenues were recognized beyond 1998 from this agreement.

         Cost of revenues decreased to $332,919 in 1998 from $707,606 in 1997. Most of the decrease in 1998 was due to lower levels of customer funded product development programs compared to 1997.

         R&D expenses increased to $7,678,000 in 1998 from $7,092,534 in 1997.
The increase in 1998 was primarily due to additional technical staff and associated expenses and new manufacturing facility and production line expenses related to our expanded efforts to commercialize our 1 Ah cell and to implement high-volume manufacturing.

         General and administrative expenses decreased to $3,287,000 in 1998 compared to $3,348,061 in 1997. The small decrease in 1998 reflected slightly lower expenses for legal, recruiting and relocation than in the prior year.

         Selling and marketing expenses increased to $666,000 in 1998 compared to $357,716 in 1997. The increases in 1998 were primarily due to increased staffing levels and small amounts of advertising expenses associated with the commercial introduction of our products.

         Interest income increased to $905,735 in 1998 from $839,025 in 1997. This increase was due to larger invested cash balances in 1998, primarily resulting from our private placement of Series A Preferred Stock in October 1997 and proceeds from debt financing in March 1998.

         Interest expense increased to $1,346,511 in 1998, compared to $633,625 in 1997. The increases in 1998 were due to increased levels of debt financing.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

         During 1997, we received revenues from services provided under a technology transfer agreement with JCI, from a Small Business Innovation Research ("SBIR") research and development agreement, from a customer-funded development program and from the sale of batteries for testing and evaluation by customers. R&D revenues increased to $2,466,377 in 1997 from $440,324 in 1996. Approximately 71 percent of the 1997 R&D revenues resulted from the technology transfer agreement with JCI, which did not exist in 1996. The remaining 29 percent of the R&D revenues in 1997 and all of the 1996 R&D revenues resulted from a combination of both private customer-funded and the SBIR product development programs. Product sales revenues increased to $84,716 in 1997 from $35,580 in 1996.

         Cost of revenues increased to $707,606 in 1997 from $171,486 in 1996. The increase was a result of higher costs directly related to commercial and government funded product development programs.

         R&D expenses increased to $7,092,534 in 1997 from $2,863,552 in 1996, primarily due to additional technical staff and associated expenses and new manufacturing facility expenses related to our increased efforts to commercialize our 1 Ah cell and to implement high-volume manufacturing.

         General and administrative expenses increased to $3,348,061 in 1997 from $2,132,565 in 1996. The increase was due to additional administrative staffing and added expenses for insurance, legal and investor relations. Also, included in the 1997 expenses were $210,000 of costs (printing, legal and accounting) associated with a registration statement that was filed in February 1997 and withdrawn in May 1997.

         Selling and marketing expenses increased to $357,716 in 1997 from $212,960 in 1996. The increase was primarily due to increased marketing and business development activities related to our efforts to obtain new customers for future delivery of product.

         Interest income increased to $839,025 in 1997 from $798,846 in 1996. The increase resulted primarily from slightly higher average cash balances invested during 1997 than in 1996.

         Interest expense increased to $633,625 in 1997 from $54,277 in 1996. The increase resulted primarily from increased levels of lease and debt financing in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         From our inception, we have financed our operations and met our capital requirements primarily through private and public offerings of our equity securities, raising net proceeds of approximately $86 million from sales of these securities. Included in this amount are net proceeds of approximately $21.1 million received from a secondary public offering of equity securities on November 11, 1999, and the exercise of the underwriter's overallotment option in December 1999. Also, included in this amount are net proceeds of approximately $12.7 million received from private offerings of equity securities on May 18, 1999 and July 9, 1999. In 1997 and 1998, we received net proceeds of approximately $12.3 million from a loan agreement with Transamerica Business Credit Corporation ("TBCC"). The remaining loan balance was approximately $8.9 million as of December 31, 1999. At December 31, 1999, our balances of cash, cash equivalents, and available-for-sale securities totaled approximately $22.6 million, compared to approximately $11.1 million at December 31, 1998.

         We believe that our cash, cash equivalents and short-term investments at December 31, 1999 will be sufficient to fund our operations through at least December 31, 2000. Beyond 2000, we will require substantial capital resources in the future in order to increase our production capacity and to fund our operations until we achieve profitability. We have no additional availability under the TBCC loan agreement or other capital resources. Our inability to obtain required capital resources when needed would have a material adverse effect on our business, results of operations and financial condition.

INCOME TAXES

         We have not paid income taxes since our inception. As of December 31, 1999, we had net operating loss ("NOL") carry-forwards totaling approximately $51.9 million available to reduce any future taxable income. Our private placement of Series A Convertible, Redeemable Preferred Stock in October 1997 and the Secondary Common Stock Offering in November 1999 resulted in a change of ownership under the Tax Reform Act of 1986, which would limit the annual utilization of NOL carry-forwards. As a result, we are limited to using approximately $7.0 million of NOL carry-forwards in each future year. Our NOL carry-forwards expire from 2005 through 2014.

YEAR 2000

         We rely on software in our information systems and manufacturing equipment, most of which was installed and written within the past three years. Prior to December 31, 1999, we completed an inventory of our critical control systems, computers and application software, and validated our internal systems for Year 2000 compliance. The validation of our internal systems was implemented through a combination of written vendor confirmations and specific validation testing. In connection with our validation process, we either found our equipment and software to be Year 2000 compliant, applied applicable supplier fixes and, in some instances, replaced equipment. In addition, we implemented processes to identify and evaluate the Year 2000 status of newly acquired equipment and to evaluate supplier and customer Year 2000 compliance. The cost of testing and validation did not exceed $50,000, including consulting and internal resources.

         Thus far, we have had no significant problems related to Year 2000 issues. However, we cannot guarantee that the Year 2000 problem will not adversely affect our business, operating results or financial condition at some point in the future. We believe that the remaining risks of Year 2000 issues are primarily external, due to the difficulty of validating key third parties' readiness for Year 2000 issues. We have sought confirmation of such compliance and seek relationships with third parties that are compliant. However, even if we obtain Year 2000 compliance assurances from third parties, there is still a risk that a major supplier of raw materials or an OEM customer could become unreliable due to Year 2000 problems. Therefore, we intend to maintain contingency plans for each of these key relationships as they arise, such as second sourcing, purchasing additional inventory and creating contingency plans for Year 2000 situations with each relationship.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to executive officers and directors of the Company appearing in the Proxy Statement under the captions "Election of Class I Directors," "Executive Officers and Key Employees" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

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

     FINANCIAL STATEMENTS OF BOLDER TECHNOLOGIES CORPORATION

    Report of Independent Public Accountants........................................................      F-1

    Balance Sheets as of December 31, 1999 and 1998.................................................      F-2

    Statements of Operations for the three years ended December
      31, 1999, 1998, and 1997......................................................................      F-4

    Statements of Stockholders' Equity (Deficit) for the three years ended
      December 31, 1999.............................................................................      F-5

    Statements of Cash Flows for the three years ended December 31,
      1999, 1998 and 1997...........................................................................      F-9

     Notes to Financial Statements..................................................................      F-11

b)   REPORTS ON FORM 8-K

     During the last quarter of its fiscal year ended December 31, 1999, the Company filed two Reports on Form 8-K, dated October 14, 1999 and November 10, 1999, pursuant to Item 5 of such Form.

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

             10.2           1996 Equity Incentive Plan of the Company, as amended through March 26, 1999 (previously filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-08968) and
                            incorporated herein by reference).

             10.3*          1996 Employee Stock Purchase Plan of the Company, as amended through March 26, 1999.

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

             10.7+          Employment Agreement between the Company and Daniel A. Schwob, dated September 16, 1998
                            (previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

             10.8+          Employment Agreement between the Company and Roger Warren, dated as of September 17, 1999.

             10.9+          Nonstatutory Stock Option Agreement between the Company and Roger Warren, dated October 1, 1999.

             10.10+         Nonstatutory Stock Option Agreement between the Company and Roger Warren, dated October 1, 1999.

             10.11+         Nonstatutory Stock Option Agreement between the Company and Roger Warren, dated October 1, 1999.

             10.12+         Nonstatutory Stock Option Agreement between the Company and Roger Warren, dated October 1, 1999.

             10.13+         Incentive Stock Option Agreement between the Company and Roger Warren, dated October 1, 1999.

             10.14*         Series C Preferred Stock Purchase Agreement between the Company and the purchasers named therein, dated July 19, 1994.

             10.15*         Supplemental Agreement to Series C Preferred Stock Purchase Agreement between the Company and the purchasers named therein, dated September 30, 1994.

             10.16*         First Amendment to Purchase Agreement among the Company, the stockholders of the Company named therein and Phoenix Leasing Incorporated, dated July 29, 1994.

             10.17*         Amendment to Purchase Agreement among the Company, the stockholders of the Company named therein and
                            Phoenix Leasing Incorporated, dated March 21, 1996.

             10.18*         Note and Warrant Purchase Agreement between the Company and the purchasers named therein, dated
                            March 14, 1995.

             10.19*         Preferred Stock and Warrant Purchase Agreement between the Company and the purchasers named therein, dated May 24, 1995.

             10.20*         Letter Agreement among the Company, Harold Scott and the stockholders of the Company named therein, dated January 18, 1996.

             10.21*         Series E Preferred Stock and Warrant Purchase Agreement among the Company, Johnson Controls
                            Battery Group, Inc. and the stockholders of the Company named therein, dated June 26, 1995.

             10.22**        Purchase Agreement between the Company and BT Alex. Brown Incorporated, dated October 3, 1997.

             10.23**        Registration Rights Agreement between the Company and BT Alex. Brown Incorporated, dated October 8, 1997.

             10.24*         Senior Loan and Security Agreement between the Company and Phoenix Leasing Incorporated, dated
                            July 29, 1994, including forms of Promissory Notes and Warrants to Purchase Shares of Series C
                            Preferred Stock issued thereunder.

             10.25          Security Agreement between the Company and Transamerica Business Credit Corporation, dated
                            March 4, 1997, including form of Promissory Notes issued thereunder (previously filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference).

             10.26*         Agreement between the Company and Wright Industries, Inc., dated March 11, 1996.

             10.27          Agreement among the Company, Johnson Controls Battery Group, Inc. and Johnson Controls/Bolder LLC,
                            dated July 31, 1996 (previously filed as an exhibit to the Company's February 5, 1997 Form 8-K and incorporated herein by reference).

             10.28          Cross Supply Agreement between the Company and Johnson Controls Battery Group, Inc., dated
                            January 22, 1997 (previously filed as an exhibit to the Company's February 5, 1997 Form 8-K and incorporated herein by reference).

             10.29          Common Stock Purchase Agreement, dated May 14, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's July 12, 1999 Registration Statement of Form S-3
                            and incorporated herein by reference).

             10.30          Common Stock Purchase Agreement, dated May 18, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's July 12, 1999 Registration Statement of Form S-3
                            and incorporated herein by reference).

             10.31          Common Stock Purchase Agreement, dated July 9, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's July 12, 1999 Registration Statement of Form S-3
                            and incorporated herein by reference).

             10.32          Registration Rights Agreement, dated May 14, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's July 12, 1999 Registration Statement of
                            Form S-3 and incorporated herein by reference).

             10.33          Registration Rights Agreement, dated May 18, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's
                            July 12, 1999 Registration Statement of Form S-3 and
                            incorporated herein by reference).

             10.34          Registration Rights Agreement, dated July 9, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's
                            July 12, 1999 Registration Statement of Form S-3 and
                            incorporated herein by reference).

             10.35          Warrant Agreement between the Company and First Security Van Kasper Inc. dated November 8, 1999
                            (previously filed as an exhibit to the Company's November 10, 1999 Form 8-K and incorporated herein by reference).

             10.36          Warrant issued by the Company to First Security Van Kasper Inc. (previously filed as an exhibit to the Company's November 10, 1999 Form 8-K and incorporated herein by reference).

             10.37          Underwriting Agreement between the Company and First Security Van Kasper Inc. (previously filed as an exhibit to the Company's November 10, 1999 Form 8-K and incorporated herein by reference).

             23.1           Consent of Arthur Andersen LLP, independent auditors.

             27.1           Financial Data Schedule.

-----------------

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

                                             BOLDER TECHNOLOGIES CORPORATION

         Date:    March 29, 2000             By: /s/ ROGER F. WARREN
                                                 -----------------------------
                                             Roger F. Warren
                                             Chief Executive Officer, President
                                             and Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                            TITLE                     DATE
/s/ ROGER F. WARREN         Chief Executive Officer,          March 29, 2000
-------------------         President and Chairman of
  (Roger F. Warren)         the Board (Principal
                            Executive Officer)


/s/ JOSEPH F. FOJTASEK      Chief Financial Officer, Vice     March 29, 2000
----------------------      President of Finance and
 (Joseph F. Fojtasek)       Administration, Treasurer,
                            and Secretary (Principal
                            Financial and Accounting
                            Officer)

/s/ DANIEL S. LANKFORD      Director                          March 29, 2000
----------------------
 (Daniel S. Lankford)

/s/ WILMER R. BOTTOMS       Director                          March 29, 2000
----------------------
 (Wilmer R. Bottoms)

/s/ WILLIAM D. CONNOR       Director                          March 29, 2000
----------------------
 (William D. Connor)

/s/ DONOVAN B. HICKS        Director                          March 29, 2000
----------------------
 (Donovan B. Hicks)

/s/ DAVID L. RIEGEL         Director                          March 29, 2000
----------------------
 (David L. Riegel)

/s/ CARL S. STUTTS          Director                          March 29, 2000
----------------------
 (Carl S. Stutts)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BOLDER Technologies Corporation:

We have audited the accompanying balance sheets of BOLDER Technologies Corporation (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each year in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BOLDER Technologies Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each year in the three-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                       /S/ ARTHUR ANDERSEN LLP
                                       ARTHUR ANDERSEN LLP

Denver, Colorado,
February 17, 2000.

                         BOLDER TECHNOLOGIES CORPORATION


                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                     ASSETS

                                                                1999              1998
                                                           --------------    --------------

CURRENT ASSETS:
      Cash and cash equivalents                            $   17,651,373    $      962,453
      Available-for-sale securities                             4,978,850        10,157,281
      Trade accounts receivable, net                            1,833,261            46,151
      Inventory, net                                            1,656,539           129,887
      Prepaid expenses                                            251,710           109,040
                                                           --------------    --------------
         Total current assets                                  26,371,733        11,404,812
                                                           --------------    --------------

PROPERTY AND EQUIPMENT, at cost:
      Furniture, fixtures and equipment                        17,014,890        16,916,057
      Leasehold improvements                                    5,335,354         5,303,058
      Construction in progress                                  2,308,634           908,840
                                                           --------------    --------------
                                                               24,658,878        23,127,955
      Less- Accumulated depreciation and amortization          (3,496,275)       (2,312,955)
                                                           --------------    --------------

         Property and equipment, net                           21,162,603        20,815,000

PATENTS, net of accumulated amortization of $109,768 and
      $61,041 in 1999 and 1998, respectively                      523,345           335,113
OTHER ASSETS                                                       56,196            36,822
                                                           --------------    --------------
                     Total assets                          $   48,113,877    $   32,591,747
                                                           ==============    ==============


     The accompanying notes to financial statements are an integral part of these balance sheets.

                         BOLDER TECHNOLOGIES CORPORATION

                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  1999              1998
                                                                             --------------    --------------

CURRENT LIABILITIES:
      Accounts payable                                                       $    1,468,618    $      384,256
      Accrued compensation and other accrued liabilities (Note 8)                 2,936,710         1,403,108
      Deferred revenue (Note 5)                                                      35,000            35,000
      Current portion of notes payable (Note 6)                                   2,122,108         1,521,842
                                                                             --------------    --------------
          Total current liabilities                                               6,562,436         3,344,206
                                                                             --------------    --------------

LONG-TERM LIABILITIES:
      Notes payable (Note 6)                                                      6,736,723         8,859,203
                                                                             --------------    --------------
          Total long-term liabilities                                             6,736,723         8,859,203
                                                                             --------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY:
      Convertible, redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized; 325,000 and 336,200 issued and outstanding at
          December 31, 1999 and 1998, with a liquidation and redemption
          value of $16,250,000 and $16,810,000, respectively                     15,653,939        15,998,863
      Common stock, $0.001 par value, 25,000,000 shares authorized;
          14,577,826 and 9,713,376 issued at December 31, 1999
          and 1998, respectively                                                     14,578             9,713
      Treasury stock, $0.001 par common stock, 33,333 shares at
          December 31, 1999 and 1998                                                (50,000)          (50,000)
      Deferred compensation                                                      (1,069,887)               --
      Additional paid-in capital                                                 72,989,247        36,773,529
      Accumulated deficit                                                       (52,723,159)      (32,343,767)
                                                                             --------------    --------------
          Total stockholders' equity                                             34,814,718        20,388,338
                                                                             --------------    --------------
                      Total liabilities and stockholders' equity             $   48,113,877    $   32,591,747
                                                                             ==============    ==============







     The accompanying notes to financial statements are an integral part of these balance sheets.

                         BOLDER TECHNOLOGIES CORPORATION

                            STATEMENTS OF OPERATIONS



                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------
                                                             1999              1998              1997
                                                        --------------    --------------    --------------

REVENUES (Note 10):
      Net product sales                                 $    1,859,992    $       49,264    $       84,716
      Research and development services and royalties          169,324         2,410,605         2,466,377
                                                        --------------    --------------    --------------
          Total revenues                                     2,029,316         2,459,869         2,551,093
                                                        --------------    --------------    --------------

COST OF REVENUES                                             5,566,697           332,919           707,606
                                                        --------------    --------------    --------------
                                                            (3,537,381)        2,126,950         1,843,487
                                                        --------------    --------------    --------------

OPERATING EXPENSES:
      Research and development                               6,553,973         7,677,787         7,092,534
      General and administrative                             5,268,822         3,286,783         3,348,061
      Selling and marketing                                  2,845,277           665,573           357,716
      Loss on asset disposals                                1,408,814                --                --
                                                        --------------    --------------    --------------
          Total operating expenses                          16,076,886        11,630,143        10,798,311
                                                        --------------    --------------    --------------

LOSS FROM OPERATIONS                                       (19,614,267)       (9,503,193)       (8,954,824)

OTHER INCOME (EXPENSE):
      Interest income                                          542,192           905,735           839,025
      Interest expense                                      (1,307,317)       (1,346,511)         (633,625)
                                                        --------------    --------------    --------------

NET LOSS                                                   (20,379,392)       (9,943,969)       (8,749,424)
                                                        --------------    --------------    --------------

      Dividend on preferred stock                           (1,487,700)       (1,512,900)         (352,320)
      Accretion of preferred stock offering costs             (215,076)         (214,217)          (50,000)
                                                        --------------    --------------    --------------

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS               $  (22,082,168)   $  (11,671,086)   $   (9,151,744)
                                                        ==============    ==============    ==============

      Basic and diluted net loss per share (Note 2)     $        (1.97)   $        (1.22)   $        (0.97)
                                                        ==============    ==============    ==============

      Shares used in computing basic and diluted
          net loss per share (Note 2)                       11,221,354         9,560,660         9,446,930
                                                        ==============    ==============    ==============


     The accompanying notes to financial statements are an integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                               REDEEMABLE
                                                               CONVERTIBLE
                                                              PREFERRED STOCK           COMMON STOCK      OPTIONS AND WARRANTS
                                                           ---------------------    --------------------  --------------------
                                                            SHARES     AMOUNT        SHARES      AMOUNT     SHARES   AMOUNT
                                                           --------- -----------    ---------   --------    -------  ------

BALANCES, December 31, 1996                                     --   $        --    9,447,622   $ 9,448     19,125   $   --


     Issuance of common stock under the Employee
     Stock Purchase Plan ($8.93 - $11.90 per share)             --            --       15,375        15         --       --

     Issuance of common stock to employees for
     options exercised ($0.09 - $6.00 per share)                --            --       35,443        35         --       --

     Issuance of Series A Convertible, Redeemable
     Preferred Stock as part of a Private Placement,
     net of offering costs of $1,007,274 in October        336,200    15,802,726           --        --         --       --

     Issuance of warrants to purchase 30,641 shares
     of common stock exercisable at $14.50 per share
     for five years, in connection with the issuance
     of the Series A Convertible, Redeemable
     Preferred Stock                                            --            --           --        --     30,641       --

     Accretion of preferred stock offering costs                --        50,000           --        --         --       --

     Accrual of Series A Preferred Stock dividend               --       352,320           --        --         --       --

     Net loss                                                   --            --           --        --         --       --
                                                           -------   -----------    ---------   -------     ------   ------

BALANCES, December 31, 1997                                336,200   $16,205,046    9,498,440   $ 9,498     49,766   $   --
                                                           =======   ===========    =========   =======     ======   ======






                                                           ADDITIONAL                      TREASURY STOCK
                                                            PAID-IN       DEFERRED      -------------------    ACCUMULATED
                                                            CAPITAL     COMPENSATION    SHARES       AMOUNT     DEFICIT
                                                          ------------  ------------    --------    --------   ------------

BALANCES, December 31, 1996                               $ 36,761,827    $   --         (33,333)   $(50,000)  $(13,650,374)


     Issuance of common stock under the Employee
     Stock Purchase Plan ($8.93 - $11.90 per share)            152,985        --              --          --             --

     Issuance of common stock to employees for
     options exercised ($0.09 - $6.00 per share)                 9,577        --              --          --             --

     Issuance of Series A Convertible, Redeemable
     Preferred Stock as part of a Private Placement,
     net of offering costs of $1,007,274 in October                 --        --              --          --             --

     Issuance of warrants to purchase 30,641 shares
     of common stock exercisable at $14.50 per share
     for five years, in connection with the issuance of
     the Series A Convertible, Redeemable Preferred
     Stock
                                                                    --        --              --          --             --
     Accretion of preferred stock offering costs               (50,000)       --              --          --             --

     Accrual of Series A Preferred Stock dividend             (352,320)       --              --          --             --

     Net loss                                                       --        --              --          --     (8,749,424)
                                                          ------------    ------        --------    --------   ------------

BALANCES, December 31, 1997                               $ 36,522,069    $   --         (33,333)   $(50,000)  $(22,399,798)
                                                          ============    ======        ========    ========   ============

     The accompanying notes to financial statements are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                            REDEEMABLE
                                                            CONVERTIBLE
                                                           PREFERRED STOCK              COMMON STOCK      OPTIONS AND WARRANTS
                                                       -----------------------       ------------------   --------------------
                                                         SHARES        AMOUNT        SHARES      AMOUNT   SHARES     AMOUNT
                                                       ----------    ---------       ---------   ------   ------  ------------
BALANCES, December 31, 1997                               336,200    $ 16,205,046    9,498,440   $9,498   49,766  $         --


     Issuance of common stock under the Employee
     Stock Purchase Plan (at $8.18 per share)                  --              --       13,661       14       --            --

     Issuance of common stock to employees for
     options exercised ($0.15 - $11.75 per share)              --              --        5,684        6       --            --

     Offering costs incurred in connection with the
     issuance of Series A Convertible, Redeemable
     Preferred Stock                                           --         (68,080)          --       --       --            --

     Accretion of preferred stock offering costs               --         214,217           --       --       --            --

     Accrual of Series A Preferred Stock dividend              --       1,512,900           --       --       --            --

     Issuance of common shares in payment of
     dividend on Series A Convertible, Redeemable
     Preferred Stock (includes $86 of cash payment
     due to fractional shares)                                 --      (1,865,220)     195,591      195       --            --


     Net loss                                                  --              --           --       --       --            --
                                                       ----------    ------------    ---------   ------   ------  ------------
BALANCES, December 31, 1998                               336,200    $ 15,998,863    9,713,376   $9,713   49,766  $         --
                                                       ==========    ============    =========   ======   ======  ============






                                                          ADDITIONAL                     TREASURY STOCK
                                                           PAID-IN       DEFERRED      -------------------     ACCUMULATED
                                                           CAPITAL     COMPENSATION    SHARES     AMOUNT         DEFICIT
                                                          -----------  ------------    --------   --------     ------------
BALANCES, December 31, 1997                               $36,522,069   $     --       (33,333)   $(50,000)    $(22,399,798)


     Issuance of common stock under the Employee
     Stock Purchase Plan (at $8.18 per share)                 111,734         --            --          --               --

     Issuance of common stock to employees for
     options exercised ($0.15 - $11.75 per share)               1,904         --            --          --               --

     Offering costs incurred in connection with the
     issuance of Series A Convertible, Redeemable
     Preferred Stock                                               --         --            --          --               --

     Accretion of preferred stock offering costs             (214,217)        --            --          --               --

     Accrual of Series A Preferred Stock dividend          (1,512,900)        --            --          --               --

     Issuance of common shares in payment of
     dividend on Series A Convertible, Redeemable
     Preferred Stock (includes $86 of cash payment
     due to fractional shares)                              1,864,939         --            --          --               --


     Net loss                                                      --         --            --          --       (9,943,969)
                                                          -----------    ------------  -------    --------     -----------
BALANCES, December 31, 1998                               $36,773,529   $     --       (33,333)   $(50,000)    $(32,343,767)
                                                          ===========    ============  =======    ========     ===========



         The accompanying notes to financial statements are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

                                                                REDEEMABLE
                                                                CONVERTIBLE
                                                               PREFERRED STOCK          COMMON STOCK        OPTIONS AND WARRANTS
                                                            --------------------    ---------------------   ---------------------
                                                            SHARES     AMOUNT        SHARES       AMOUNT    SHARES        AMOUNT
                                                            -------  -----------    ---------    --------   -------     ---------
BALANCES, December 31, 1998                                 336,200  $15,998,863    9,713,376    $  9,713    49,766     $      --


    Issuance of common stock under the Employee
    Stock Purchase Plan (at $7.67 to $8.50 per share)            --           --       15,639          16        --            --

    Issuance of common stock to employees for
    options exercised ($0.09 - $1.50 per share)                  --           --       64,052          64        --            --

    Proceeds from private common stock offering, at
    $6 per share                                                 --           --    1,289,967       1,290        --            --

    Proceeds from private common stock offering, at
    $7 per share                                                 --           --      763,215         763        --            --

    Offering costs associated with private common
    stock offering                                               --           --           --          --        --            --

    Stock issued to vendor in payment for services
    rendered                                                     --           --       12,500          13        --            --

    Proceeds from secondary common stock offering,
    at $9.00 per share less underwriter's discount of
    $1,366,200                                                   --           --    2,530,000       2,530        --            --

    Offering cost associated with secondary common
    stock offering                                               --           --           --          --        --            --

    Issuance of warrants to consultant for services
    rendered                                                     --           --           --          --   195,000       550,000

    Issuance of warrants to underwriter                          --           --           --          --    66,000       593,340

    Issuance of options to executive at less than fair
    market value                                                 --           --           --          --        --     1,167,150

    Amortization of deferred compensation                        --           --           --          --        --            --

    Issuance of shares upon exercise of warrants, net            --           --       10,676          11   (19,125)           --

    Conversion of Series A Preferred Stock to
    common stock, including payment of accrued
    dividend in common stock                                (11,200)    (560,000)      39,245          39        --            --

                                                            ADDITIONAL                      TREASURY STOCK
                                                             PAID-IN        DEFERRED      -------------------    ACCUMULATED
                                                             CAPITAL      COMPENSATION    SHARES       AMOUNT      DEFICIT
                                                           ------------  -------------    -------    --------   -------------
BALANCES, December 31, 1998                                $36,773,529   $       --       (33,333)   $(50,000)  $(32,343,767)


    Issuance of common stock under the Employee
    Stock Purchase Plan (at $7.67 to $8.50 per share)          125,827           --            --          --              --

    Issuance of common stock to employees for
    options exercised ($0.09 - $1.50 per share)                 46,234           --            --          --              --

    Proceeds from private common stock offering, at
    $6 per share                                             7,738,512           --            --          --              --

    Proceeds from private common stock offering, at
    $7 per share                                             5,341,737           --            --          --              --

    Offering costs associated with private common
    stock offering                                            (349,487)          --            --          --              --
    Stock issued to vendor in payment for services
    rendered                                                   120,691           --            --          --              --

    Proceeds from secondary common stock offering,
    at $9.00 per share less underwriter's discount of       21,401,270           --            --          --              --
    $1,366,200

    Offering cost associated with secondary common            (271,557)          --            --          --              --
    stock offering

    Issuance of warrants to consultant for services                 --     (550,000)           --          --              --
    rendered
                                                              (592,680)          --            --          --              --
    Issuance of warrants to underwriter

    Issuance of options to executive at less than fair              --   (1,167,150)           --          --              --
    market value
                                                                    --      647,263            --          --              --
    Amortization of deferred compensation
                                                                   (23)          --            --          --              --
    Issuance of shares upon exercise of warrants, net

    Conversion of Series A Preferred Stock to
    common stock, including payment of accrued
     dividend in common stock                                  559,961           --            --          --              --

     The accompanying notes to financial statements are an integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                                         REDEEMABLE
                                                        CONVERTIBLE
                                                       PREFERRED STOCK         COMMON STOCK      OPTIONS AND WARRANTS   ADDITIONAL
                                                    ---------------------   -------------------  --------------------    PAID-IN
                                                    SHARES       AMOUNT     SHARES      AMOUNT   SHARES        AMOUNT    CAPITAL
                                                    -------    ----------   -------     -------  -------       ------   -----------

    Accretion of preferred stock offering costs          --       215,076           --       --       --          --       (215,076)

    Accrual of Series A Preferred Stock dividend         --     1,487,700           --       --       --          --     (1,487,700)


    Issuance of common shares in payment of
    dividends on Series A Convertible, Redeemable
    Preferred Stock (includes $42 cash payment due
    to fractional shares)                                --    (1,487,700)     139,156      139       --          --      1,487,519

    Net loss                                             --            --           --       --       --          --             --
                                                    -------  ------------   ----------  -------  -------  ----------   ------------
BALANCES, December 31, 1999                         325,000  $ 15,653,939   14,577,826  $14,578  291,641  $2,310,490   $ 70,678,757
                                                    =======  ============   ==========  =======  =======  ==========   ============










                                                                              TREASURY STOCK
                                                      DEFERRED         ---------------------------        ACCUMULATED
                                                    COMPENSATION        SHARES             AMOUNT           DEFICIT
                                                   --------------      ----------         --------       --------------

    Accretion of preferred stock offering costs               --                --              --                 --

    Accrual of Series A Preferred Stock dividend              --                --              --                 --


    Issuance of common shares in payment of
    dividends on Series A Convertible, Redeemable
    Preferred Stock (includes $42 cash payment due
    to fractional shares)                                     --                --              --                 --

Net loss                                                      --                --              --        (20,379,392)
                                                     -----------           -------        --------       ------------
BALANCES, December 31, 1999                          $(1,069,887)          (33,333)       $(50,000)      $(52,723,159)
                                                     ===========           =======        ========       ============



         The accompanying notes to financial statements are an integral part of these statements.

                        BOLDER TECHNOLOGIES CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                        1999              1998            1997
                                                                   ----------------  -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $(20,379,392)   $ (9,943,969)   $ (8,749,424)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization                                  1,505,451       1,109,850         670,672
         Amortization of deferred compensation                            647,263              --              --
         Stock issuance in payment for services rendered                  120,704              --              --
         Loss on asset disposals                                        1,408,814              --              --
         Provision for doubtful accounts                                  219,000              --              --
         Provision for returns and warranty                                75,175              --              --
         Changes in
            Trade accounts receivable                                  (2,006,110)         32,302          13,263
            Inventory                                                  (1,526,652)         32,941        (127,032)
            Prepaid expenses and other assets                            (142,670)         12,967         (41,439)
            Accounts payable                                            1,084,362        (677,641)        817,004
            Accrued liabilities                                         1,458,427         449,317         399,643
            Deferred revenue                                                   --      (1,786,924)      1,075,581
                                                                     ------------    ------------    ------------
               Net cash used in operating activities                  (17,535,628)    (10,771,157)     (5,941,732)
                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of available-for-sale securities                        (6,932,154)     (7,091,027)    (12,894,062)
      Sale of available-for-sale securities                            12,110,585      11,914,193      13,015,995
      Purchases of property and equipment                              (3,213,141)     (1,624,354)    (10,247,985)
      Construction in progress payables                                        --        (746,259)     (1,297,035)
      Patent costs and other long-term assets                            (256,333)       (154,907)        (72,851)
                                                                     ------------    ------------    ------------
               Net cash provided by (used in) investing activities      1,708,957       2,297,646     (11,495,938)
                                                                     ------------    ------------    ------------



     The accompanying notes to financial statements are an integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------

                                                           1999            1998            1997
                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock         $         --    $         --    $ 15,921,400
     Proceeds from issuance of common stock              34,658,243         113,658         162,621
     Proceeds from issuance of notes payable                     --       5,119,951       7,019,749
     Payments on notes payable                           (1,522,214)     (1,143,809)     (1,101,383)
     Stock issuance costs                                  (621,044)        (68,080)       (118,684)
     Other                                                      606             (86)             --
                                                       ------------    ------------    ------------
           Net cash provided by financing activities     32,515,591       4,021,634      21,883,703
                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                    16,688,920      (4,451,877)      4,446,033
CASH AND CASH EQUIVALENTS, beginning of period              962,453       5,414,330         968,297
                                                       ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period               $ 17,651,373    $    962,453    $  5,414,330
                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Cash paid for interest                            $  1,326,438    $  1,307,113    $    552,875
                                                       ============    ============    ============



               The accompanying notes to financial statements are
                     an integral part of these statements.

                         BOLDER TECHNOLOGIES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(1) ORGANIZATION

         BOLDER Technologies Corporation (the "Company") is an energy technology company that is currently involved in the design, development and marketing of advanced, high power, rechargeable lead acid-based batteries and battery-powered products based on its patented Thin Metal Film ("TMF") technology. During the fourth quarter 1999, the Company ceased being a development stage company. The Company was incorporated in the state of Colorado on March 22, 1991 ("Inception") as Bolder Battery, Inc., and reincorporated as a Delaware corporation on November 19, 1993 and was subsequently renamed BOLDER Technologies Corporation. In May 1996, the Company successfully completed an Initial Public Offering ("IPO") of 2,200,000 shares of stock at $10.50 per share. The Company is located in Golden, Colorado, and its customers have been primarily United States companies and the United States government. Revenue recognized in 1998 and 1997 relates primarily to a technology transfer agreement with a strategic partner, Johnson Controls, Inc. ("Johnson Controls"), Small Business Innovation Research research and development agreements, a customer-funded research and development agreement, and sales of demonstration and evaluation units of the Company's product. The Company's business plan does not contemplate that research and development services will continue to a significant degree after the Company commences sales of its product in commercial quantities. Accordingly, such revenue from research and development services are not considered as recurring or indicative of the Company's future revenue, if any, from the sale of its battery products in commercial quantities. During the fourth quarter of 1999, the Company began volume shipments of its first commercial product, SECURESTART, a portable jump-starting unit.

         The Company has incurred losses since its inception, and has an accumulated deficit of $52,723,159 at December 31, 1999. The Company's operations are subject to certain risks and uncertainties, some of which follow. The Company has now demonstrated the ability to produce its Sub-C cell in large volumes on a one-shift basis. The Company must be able to produce its product in commercial quantities on a 24-hour per day basis, and commercial acceptance of the Company's products will have to occur in the marketplace before the Company can sustain successful operations. The Company expects to incur additional losses in the future as it continues to improve its manufacturing process and improve product performance, expand commercial sales and seeks to improve its manufacturing, sales and marketing capability. There can be no assurance that the Company will achieve significant revenues or profitability in the future. Further, during the period required to achieve successful operations, the Company may require additional capital which may not be available to it. If capital is not available, or the terms of available capital are not acceptable to the Company, the Company would have to delay planned expenditures and/or cut back on its current level of operations, among other actions. The Company believes that its available cash and cash equivalents, investments and interest income will be sufficient to satisfy its funding needs at least through December 31, 2000.

         Further, the recovery of the carrying amount of the Company's long-lived assets, primarily assets for the high-volume production of batteries, is dependent on generating revenue from sales of the Company's products in commercial quantities.

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

         The Company's available-for-sale securities at December 31, 1999 and 1998, consist of United States Treasury bills and debt securities of United States government agencies and are reported at fair value. The fair market value of these securities approximates their amortized cost.

         Inventory

         Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories, net of provisions, consist of the following as of December 31:


                                        1999         1998
                                     ----------   ----------
         Raw materials ...........   $  946,180       68,661
         Work in process .........      435,747       35,938
         Finished goods ..........      274,612       25,288
                                     ----------   ----------
                                     $1,656,539   $  129,887
                                     ==========   ==========

         Property and Equipment

         Property and equipment, excluding production line equipment, are stated at cost and depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which are three to seven years. Production line property and equipment are stated at cost and depreciated based on units expected to be produced over the estimated lives of the assets, which are five to ten years. Depreciation and amortization expense related to property and equipment for the years ended December 31, 1999, 1998 and 1997 was $1,456,724, $1,082,286, and $654,591, respectively. Leasehold improvements are capitalized and amortized over the shorter of the lease term or their estimated useful life. Maintenance and repairs that do not improve or extend the life of assets and expenditures for research and development equipment for which there is no future alternative use are expensed as incurred. Expenditures which improve or extend the life of assets are capitalized. During 1999, the Company disposed of obsolete production equipment with a net book value of approximately $1.4 million.

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

         Product Revenue

         Revenue from sales of products are recognized when the product ships and title passes to the customer. Revenue is net of allowances for estimated returns.

         Advertising Expense

         Advertising costs are charged to expense as incurred and amounted to $456,275, $20,189 and $16,470 for the years ended December 31,1999, 1998 and
1997, respectively.

         Research and Development Revenue and Royalties

         Revenues for research and development services performed under the Company's technology transfer arrangement with Johnson Controls were recognized using the percentage of completion method, based on the actual effort expended for a particular period relative to the total expected effort to perform the Company's obligations under this arrangement. Revenues recognized under this agreement totaled $0, $1,748,174, and $1,748,169, for the years ended December 1999, 1998, and 1997, respectively. The Company completed all of its obligations under the technology transfer agreement in October 1998 and accordingly recognized all remaining revenue associated with this arrangement. Research and development revenues and royalties in 1999 relate primarily to minimum royalties received from Johnson Controls.

         For other research and development arrangements, the Company generally recognizes revenue upon the completion of established milestones or upon project completion.

         Basic and Diluted Net Loss Per Share

         The Company presents basic and diluted earnings or loss per share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of 1) the weighted average number of shares of common stock outstanding, 2) if not antidilutive, the number of shares of convertible preferred stock as if converted upon issuance, and 3) if not antidilutive, the effect of outstanding stock options and warrants determined using the treasury stock method.

         Accordingly, the Company has presented basic earnings per share for each period presented. For all periods presented, the effects of the convertible preferred stock, stock options and warrants were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

         At December 31, 1999, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive, without regard to the treasury stock method, are outstanding options to purchase 2,501,430 shares of the Company's common stock, outstanding warrants to purchase 291,641 shares of the Company's common stock and 325,000 shares of Convertible, Redeemable Preferred Stock, which are convertible into 1,083,333 shares of common stock.

         At December 31, 1998, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive, without regard to the treasury stock method, are outstanding options to purchase 1,528,814 shares of the Company's common stock, outstanding warrants to purchase 49,766 shares of the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock, which are convertible into 1,120,667 shares of common stock.

         At December 31, 1997, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive, without regard to the treasury stock method, are outstanding options to purchase 1,139,240 shares of the Company's common stock, outstanding warrants to purchase 49,766 shares of the Company's common stock and 336,200 shares of Convertible, Redeemable Preferred Stock, which are convertible into 1,120,667 shares of common stock.

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

         The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Its accounts receivable balances are primarily domestic. The Company had two principal customers that accounted for approximately 90% and 99% of its total revenue for the years ended December 31, 1999 and 1998, respectively. Accounts receivable from these customers represented 85% and 88% of the accounts receivable balance at December 31, 1999 and 1998, respectively.

         Fair Value of Financial Instruments

         The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and notes payable. The carrying values of cash and cash equivalents and short-term trade receivables and payables approximate fair value. The fair value of notes payable is estimated based on current rates available for similar debt with similar maturities and collateral, and at December 31, 1999, approximates the carrying value.

         Impairment of Long-lived Assets

         The Company continually evaluates whether events and circumstances have occurred which may indicate that its long-lived assets may be impaired. The Company evaluates impairment based upon estimated undiscounted cash flows over the remaining life of the long-lived assets. Management believes the carrying value of all long-lived assets at December 31, 1999 and 1998 are recoverable through normal operations.

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

         Comprehensive Income

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From Inception, the Company has not had any material transactions that are required to be reported in comprehensive income as compared to its net loss.

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

         The AICPA has issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organizational costs, as these costs are incurred, and is effective for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-5 did not have a material impact on the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS 133 in fiscal 2001. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

         In December 1999, the SEC issued SAB No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 clarifies the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The guidance in SAB 101 must be implemented by the Company during its first quarter of fiscal 2000. The Company is currently evaluating the impact, if any, of SAB 101 on its financial reporting.

         Reclassifications

         Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.


(3) AVAILABLE-FOR-SALE SECURITIES

         The following is a summary of available-for-sale securities as of December 31, 1999 and 1998:


                                                            1999          1998
                                                         -----------   -----------
         U.S. government agency debt securities ......   $ 4,978,850   $ 9,138,509
         U.S. Treasury notes .........................          --       1,018,772
                                                         -----------   -----------
                                                         $ 4,978,850   $10,157,281
                                                         ===========   ===========

         Unrealized gains and losses on available-for-sale securities were immaterial as of December 31, 1999 and 1998 and for each of the three years ended December 31, 1999.

         The amortized cost of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities.


         Less than 1 year....................     $ 4,978,850
                                                  ===========

(4) STOCKHOLDERS' EQUITY

         Preferred Stock

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

         Dividends paid on the 1997 Series A have been paid in shares of the Company's common stock (with cash payments for fractional shares) as follows:


         Dividend Payment Date     Cash Amount Paid       Common Shares Issued
         ---------------------     ----------------       --------------------
         March           1998             $ 26                   77,985
         June            1998             $ 43                   36,704
         December        1998             $ 17                   80,902
         June            1999             $ 26                   82,444
         December        1999             $ 16                   56,712

         The carrying amount of the 1997 Series A is increased for accrued and unpaid dividends plus periodic accretion of offering costs, using the effective interest method, such that the carrying amount will equal the redemption amount on October 8, 2002. The carrying amount includes accreted offering costs of $479,293 and $264,217 at December 31, 1999 and 1998, respectively.

         1996 Equity Incentive Plan

         In March 1996, the Company adopted the 1996 Equity Incentive Plan, as amended (the "Equity Incentive Plan"). The Equity Incentive Plan is a successor to, and restatement of, the Company's 1992 Incentive Stock Option Plan and its 1992 Non-Qualified Stock Option Plan (the "1992 Plans"). The Equity Incentive Plan provides for the following types of stock-based awards: incentive stock options for employees (including officers and employee directors); nonstatutory stock options for employees (including officers and non-employee directors), directors and consultants; and restricted stock purchase awards, stock bonuses and stock appreciation rights to employees (including officers and employee directors) and consultants. As of December 31, 1999, no grants of stock bonuses, restricted stock purchase awards or stock appreciation rights have been made.

         The Company has reserved 2,308,973 shares of its Common Stock for future issuance under the Equity Incentive Plan at December 31, 1999. At December 31, 1999, options for 400,629 shares of common stock are available for grant under the terms of the Equity Incentive Plan.

         Employee Stock Purchase Plan

         In March 1996, the Company adopted the Employee Stock Purchase Plan, as amended, (the "Purchase Plan"), which covers an aggregate of 80,000 shares of Common Stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months.

         Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors for at least 20 hours of service per week and are employed by the Company or a subsidiary of the Company designated by the Board for at least five months of service per calendar year. Employees who participate in an offering can have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld will then be used to purchase shares of Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. At December 31, 1999, 44,675 shares of common stock had been issued under the Purchase Plan. Subsequent to December 31, 1999, 12,754 shares were issued related to employee participation in 1999. At December 31, 1999, 35,325 shares of common stock were available for future offerings, which amount was reduced to 22,571 with the issuance subsequent to December 31, 1999.

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

         Statement of Financial Accounting Standards No. 123

         SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss and net income or loss per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees and directors under APB 25. During 1999, the Company recognized $97,263 in compensation expense for options granted at less than market value. During 1998 and 1997, all options were granted at fair value, and accordingly, the Company recorded no compensation expense during 1998 and 1997 under the provisions of APB 25. For purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1999, 1998 and 1997, using the Black-Scholes pricing model and the following weighted average assumptions:


                                             1999           1998            1997
                                           --------        --------       ---------
     Risk-free interest rate............    5.7%            5.3%           6.1%
     Expected dividend yield............    0.0%            0.0%           0.0%
     Expected lives outstanding.........    3.6 yrs.        6.1 yrs.       5.3 yrs.
     Expected volatility................   55.8%           26.0%          22.3%

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

         The total fair value of options granted was computed to be approximately $5,283,000, $1,773,000, and $1,684,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $1,433,887, $904,376, and $619,497 for 1999, 1998 and
1997, respectively. Because the fair value method of accounting prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         In addition to the options, there was approximately $53,000, $58,000, and $38,500 of pro forma compensation related to the Purchase Plan for 1999, 1998 and 1997, respectively. The shares were valued assuming a 55.8%, 26.0%, and 22.3% volatility factor, and a 5.1%, 4.8%, and 5.2% risk free interest rate for 1999, 1998 and 1997, respectively.

         If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:


                                                                     1999            1998            1997
                                                                 ------------    ------------    ------------
     Net loss:                 As reported ...................   $(20,379,392)   $ (9,943,969)   $ (8,749,424)
                                                                 ============    ============    ============
                               Pro forma .....................   $(21,866,089)   $(10,906,558)   $ (9,407,421)
                                                                 ============    ============    ============

     Net loss allocable
     to common                  As reported ..................   $(22,082,168)   $(11,671,086)   $ (9,151,744)
     shareholders                                                ============    ============    ============
                                Pro forma ....................   $(23,568,865)   $(12,633,675)   $ (9,809,741)
                                                                 ============    ============    ============

     Basic and                  As reported (Note 2) .........   $      (1.97)   $      (1.22)   $      (0.97)
                                                                 ============    ============    ============
     Diluted EPS                Pro forma (Note 2) ...........   $      (2.10)   $      (1.32)   $      (1.04)
                                                                 ============    ============    ============


       A summary of stock options for the years ended December 31, 1999, 1998 and 1997 is presented below:


                                                               WEIGHTED
                                                                AVERAGE
                                                               EXERCISE
                                                   SHARES        PRICE
                                                 ---------    -----------
     BALANCES, as of December 31, 1996 ......      887,750    $     6.07
       Granted ..............................      362,916    $    14.22
       Canceled .............................      (75,983)   $     8.19
       Exercised ............................      (35,443)   $     0.27
                                                 ---------
     BALANCES, as of December 31, 1997 ......    1,139,240    $     8.71
                                                 ---------
       Granted ..............................      518,130    $     9.22
       Canceled .............................     (122,872)   $    13.48
       Exercised ............................       (5,684)   $     0.34
                                                 ---------
     BALANCES, as of December 31, 1998 ......    1,528,814    $     8.53
                                                 ---------
       Granted ..............................    1,095,358    $     8.48
       Canceled .............................      (58,690)   $    11.95
       Exercised ............................      (64,052)   $     0.72
                                                 ---------
     BALANCES, as of December 31, 1999 ......    2,501,430    $     8.63
                                                 =========

The weighted average exercise prices and weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 were as follows:


                                                   WEIGHTED
                                                    AVERAGE          WEIGHTED
     YEAR ENDED DECEMBER 31,          NUMBER OF  ESTIMATED FAIR      AVERAGE
     1999                              OPTIONS       VALUE        EXERCISE PRICE
                                      ---------  ---------------- --------------
     Exercise price equal to
     estimated fair value .........     945,358      $    4.31       $    9.42
     Exercise price less than
     estimated fair value .........     150,000           8.05            2.59
                                      ---------      ---------       ---------
     Total ........................   1,095,358      $    4.82       $    8.48
                                      =========      =========       =========


                                                   WEIGHTED
                                                    AVERAGE          WEIGHTED
     YEAR ENDED DECEMBER 31,          NUMBER OF  ESTIMATED FAIR      AVERAGE
     1998:                             OPTIONS       VALUE        EXERCISE PRICE
                                      ---------  ---------------- --------------
     Exercise price equal to
     estimated fair value .........   518,130       $  3.45         $  9.22
     Exercise price less than
     estimated fair value .........        --            --              --
                                      -------       -------         -------
     Total ........................   518,130       $  3.45         $  9.22
                                      =======       =======         =======



                                                   WEIGHTED
                                                    AVERAGE          WEIGHTED
     YEAR ENDED DECEMBER 31,          NUMBER OF  ESTIMATED FAIR      AVERAGE
     1997:                             OPTIONS       VALUE        EXERCISE PRICE
                                      ---------  ---------------- --------------
     Exercise price equal to
     estimated fair value .........   362,916        $  4.77      $ 14.22
     Exercise price less than
     estimated fair value .........        --             --           --
                                      -------        -------      -------
     Total ........................   362,916        $  4.77      $ 14.22
                                      =======        =======      =======


         The following table summarizes information about the options outstanding at December 31, 1999:



                                            OUTSTANDING AT                            EXCERCISABLE AT
                                           DECEMBER 31, 1999                         DECEMBER 31, 1999
                            ------------------------------------------------    -----------------------------
                                                 WEIGHTED
                                                  AVERAGE        WEIGHTED                         WEIGHTED
                                                 REMAINING        AVERAGE          NUMBER          AVERAGE
RANGE OF EXERCISE PRICES        NUMBER          CONTRACTUAL      EXERCISE                         EXERCISE
                                                   LIFE            PRICE                            PRICE
-------------------------   ---------------    --------------   ------------    --------------   ------------
$0.15 ....................       45,887            4.2             0.15              45,850          0.15
$0.38 ....................      149,331            4.5             0.38             149,208          0.38
$0.75 ....................       10,241            5.1             0.75              10,062          0.75
$1.50 ....................       59,392            5.5             1.50              54,874          1.50
$2.59 ....................      150,000            9.8             2.59              12,500          2.59
$6.00 ....................      155,362            6.1             6.00             106,938          6.00
$8.00 - $9.31 ............      584,819            8.6             8.84             119,720          8.47
$9.50 - $10.50 ...........      700,336            9.4            10.24             229,061         10.31
$11.75 - $15.50 ..........      646,062            8.5            13.32             273,483         14.37
                              ---------                                           ---------
       TOTAL .............    2,501,430            8.1             8.63           1,001,696          7.99
                              =========                                           =========

Stock Warrants

The Company issued warrants to a consultant in exchange for services to purchase 195,000 shares of common stock at an exercise price of $8.00. The total fair value of the warrants was $550,000, which was recorded as consulting expense in 1999.

In connection with the common stock offering in November 1999, the Company issued warrants to the underwriter to purchase 66,000 shares of common stock. The fair value of the warrants was $593,340, which offsets the proceeds from the common stock offering.

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

         In connection with the termination of the Joint Venture and the restructuring of the relationship between the Company and Johnson Controls, the Company agreed to engage in technology transfer services which will allow Johnson Controls to deploy TMF technology in specified markets in commercial quantities. In exchange for services to be performed under the technology transfer agreement, the Company received Johnson Controls' interest in the net assets of the Joint Venture in the amount of $746,343 during 1996, and a cash payment of $2,750,000 from Johnson Controls during 1997. The Company recognized $1,748,174 and $1,748,169 of revenue related to this agreement during the years ended December 31, 1998 and 1997, respectively. In October 1998 the Company completed the technology transfer and recognized the remaining revenue relating to the agreement.

         In addition, the Company granted Johnson Controls, Inc. a license to make and sell TMF batteries in markets related to auto/truck primary starting, hybrid electric vehicles, lawn and garden equipment starting, motorcycle starting and uninterruptible power supplies. The Company will receive royalties on all units sold by Johnson Controls into these markets which incorporate the Company's TMF technology, subject to certain minimum royalties payable each year. In 1999 and 1998, the Company received $140,000 and $295,000, respectively, in minimum royalties. The Company and Johnson Controls also entered into a cross supply agreement pursuant to which they will supply each other with TMF battery products.

(6) NOTES PAYABLE

         The Company has entered into a senior loan and security agreement (the "Agreement") whereby the Company may borrow, in one or more borrowings, an amount not to exceed $1,500,000 in the aggregate. At December 31, 1999, cumulative borrowings under the Agreement totaled $862,915. No further borrowings are allowed under the terms of this Agreement. The Company has granted a first perfected security interest in certain of its equipment, machinery and fixtures as collateral to these borrowings. At December 31, 1999, $22,697 is outstanding under the Agreement.

         The notes payable under the Agreement at December 31, 1999 and 1998, bear interest at rates varying from 9.1% to 10.0% (weighted average interest rate of 9.11% at December 31, 1999), due on varying dates through July 2000 and require monthly payments of principal and interest totaling $3,341.

         In connection with the Agreement, the Company issued warrants to the lender. Under the terms of the warrants, the lender could acquire up to 10,500 shares and 8,625 shares of the Company's Common Stock for $3.00 and $6.00 per share, respectively. During 1999, the lender exercised these warrants, resulting in the issuance of 10,676 shares, net.

         In March 1997, the Company entered into a senior loan and security agreement ("the Loan Agreement"), whereby the Company may borrow, in one or more borrowings, an amount not to exceed $13 million in the aggregate. At December 31, 1999, cumulative borrowings under the Loan Agreement totaled $12.26 million. The Company gave the lender a first perfected security interest in certain of its tenant improvements in its Golden, Colorado facility and in its commercial production line as collateral. At December 31, 1999, $8,836,134 is outstanding under the Loan Agreement.

         The notes payable under the Loan Agreement at December 31, 1999 and 1998 bear interest at rates varying from 12.8% to 17.2% (weighted average interest rate of 13.5% at December 31, 1999), are due on varying dates through February 2004 and require monthly payments of principal and interest totaling $239,085.

         The aggregate maturities of the notes payable are as follows:



     2000 ....................   $2,122,108
     2001 ....................    2,247,600
     2002 ....................    1,835,261
     2003 ....................    1,899,337
     2004 ....................      754,525
                                 ----------
                                 $8,858,831
                                 ==========


(7) COMMITMENTS AND CONTINGENCIES

         The Company leases its office space and production facility under an eleven-year lease with two five-year renewal options. The Company also leases certain office equipment under lease agreements which terminate in 2002. Future minimum commitments under these leases are as follows:


     2000 ....................   $  646,150
     2001 ....................      622,081
     2002 ....................      552,417
     2003 ....................      548,262
     2004 ....................      540,876
     Thereafter ..............    1,778,122
                                 ----------
                                 $4,687,908
                                 ==========

         Monthly rental payments for the Company's office and manufacturing space are approximately $45,000. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $533,490, $461,119, and $482,584, respectively.

         The Company has entered into employment agreements with certain executives that provide for specified severance payments should the Company terminate the executive's employment with the Company, other than for cause. The amount to be paid is subject to reduction in certain circumstances.

         The Company has a 401(k) plan under which eligible employees may defer up to 20% of their compensation. The Company may make matching contributions and discretionary contributions if approved by the Board of Directors. For 1999, 1998 and 1997, no employer matching or discretionary contributions were made to the Plan.

         The Company is subject to certain environmental and other regulations primarily administered by the United States Environmental Protection Agency and various state agencies. Management of the Company believes it has complied with all material aspects associated with these regulations.

         From time to time the Company is subject to legal proceedings arising out of operations. In September 1999, Century Mfg. Co. ("Century"), a subsidiary of Pentair, Inc., filed a complaint against the Company in the United States District court for the District of Minnesota. Century, which manufactures a line of portable power and jump-starting products, alleges among other things that the Company has misappropriated Century's trade secrets and breached a confidentiality agreement in producing and manufacturing SECURESTART.

         Century later filed a separate lawsuit alleging that the SECURESTART product infringes a patent issued to Century in November 1999. That suit was consolidated with the first action, and now all of Century's claims are pending in the first action. The Company has answered Century's complaint and asserted counterclaims for Century's misappropriation for the Company's trade secrets and confidential information. The Company believes that Century's claims are without merit, intend to defend against them vigorously, and intend to press vigorously our counterclaims.

         In December 1999, Mueller Electric Company ("Mueller"), a manufacturer of cable assemblies, filed an arbitration demand in Denver, Colorado against the Company alleging breach of a supply contract and demanding payment of $443,000 plus interest. The Company has denied the claims, believes that Mueller failed to perform under the contract and has filed a breach of contract counter claim and is seeking damages of at least $40,000 plus interest and fees. An arbitration hearing has been set for May 2000. It is probable that a settlement cost will occur, the amount of which is uncertain.

(8)  ACCRUED COMPENSATION AND OTHER ACCRUED LIABILITIES

         The components of accrued compensation and other accrued liabilities are as follows:


                                                   1999          1998
                                                ----------   ----------
     Accrued vacation .......................   $  390,493   $  250,676
     Employee stock purchase plan payable ...       95,011       60,523
     Property taxes payable .................      533,227      218,016
     Accrued commissions and bonuses ........      674,390      344,400
     Compensation payable ...................      264,710      178,386
     Accrued interest .......................      101,028      120,149
     Warranty and returns allowance .........       75,175         --
     Advertising costs ......................      185,000         --
     Professional services ..................      247,257         --
     Other ..................................      370,419      230,958
                                                ----------   ----------
                                                $2,936,710   $1,403,108
                                                ==========   ==========


(9) INCOME TAXES

         The Company has had losses since Inception, and therefore has not been subject to federal or state income taxes. As of December 31, 1999, the Company had an accumulated net operating loss ("NOL") carryforward for income tax purposes of approximately $51.9 million. The carryforward is subject to examination by the tax authorities and expires at various dates through the year 2014. The Tax Reform Act of 1986 contains provisions that may limit the NOL carryforwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change of ownership of a company greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL carryforwards from tax periods prior to the ownership change. The private placement sale of the 1997 Series A in October 1997 and the secondary common stock offering in November 1999 resulted in such a change of ownership, limiting the annual utilization of the NOL carryforward. As a result, the Company estimates that the NOL carryforward limitation will be approximately $7.0 million in each future year. The Company does not believe that this limitation will affect the eventual utilization of its total NOL carryforwards.

         Deferred tax assets and liabilities consist of the following:


                                                              DECEMBER 31,
                                                     ----------------------------
                                                         1999            1998
                                                     ------------    ------------
     Deferred tax assets:
          Net operating loss carryforwards .......   $ 19,839,554    $ 13,459,592
          Warrants issued ........................        210,375            --
          Deferred revenue .......................         13,388          13,388
          Warranty reserve .......................         28,751            --
          Accounts receivable ....................         83,768            --
          Inventory ..............................        545,552          67,264

          Accrued compensation ...................        386,514         251,264
          Other ..................................         95,623          21,994
                                                     ------------    ------------
                                                       21,203,525      13,813,502
          Less valuation allowance ...............    (20,086,465)    (12,297,020)
                                                     ------------    ------------
                                                        1,117,060       1,516,482
     Deferred tax liability:
          Depreciation differences ...............       (916,881)     (1,388,301)
          Capitalized patent costs ...............       (200,179)       (128,181)
                                                     ------------    ------------
                                                       (1,117,060)     (1,516,482)
                                                     ------------    ------------
          Net deferred taxes .....................   $          0    $          0
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

         The differences in income taxes provided and the amounts determined by applying the federal statutory rate to income taxes result from the following:


                                                             1999           1998           1997
                                                          -----------    -----------    -----------
     Income tax benefit using federal statutory rate      $(7,132,787)   $(3,480,389)   $(3,062,298)
     State income tax benefit                                (662,330)      (323,179)      (284,356)
     Meals and entertainment and other                          5,672          2,883         12,371
     Change in valuation allowance                          7,789,445      3,800,685      3,334,284
                                                          -----------    -----------    -----------
                                                          $         0    $         0    $         0
                                                          ===========    ===========    ===========

(10) BUSINESS SEGMENT INFORMATION

         In accordance with the provisions of SFAS No. 131, the Company has determined that it does not have separately reportable operating segments.

         Below is a listing of major customers, each of which comprised more than 10% of revenues:


                                                          1999                       1998                        1997
                                               --------------------------   ----------------------      -----------------------
                                                AMOUNT            PERCENT    AMOUNT        PERCENT      AMOUNT          PERCENT
                                                ------            ------     ------        -------      ------          -------
     Sears, Roebuck & Company ..............   $1,659,667           82%             --         --              --           --
     Johnson Controls ......................   $  140,000            7%     $2,055,810         84%     $1,952,367           77%
     United States Government SBIR
     Contract ..............................   $   29,324            1%     $  367,436         15%     $  280,786           11%
     Customer 2.............................           --           --              --         --      $  277,500           11%

                                 EXHIBIT INDEX

          EXHIBIT NUMBER                              DESCRIPTION
             3(i).1*        Amended and Restated Certificate of Incorporation of the Company.

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

             10.2           1996 Equity Incentive Plan of the Company, as amended through March 26, 1999 (previously filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-08968) and
                            incorporated herein by reference).

             10.3*          1996 Employee Stock Purchase Plan of the Company, as amended through March 26, 1999.

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

             10.7+          Employment Agreement between the Company and Daniel A. Schwob, dated September 16, 1998
                            (previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

             10.8+          Employment Agreement between the Company and Roger Warren, dated as of September 17, 1999.

             10.9+          Nonstatutory Stock Option Agreement between the Company and Roger Warren, dated October 1, 1999.

             10.10+         Nonstatutory Stock Option Agreement between the Company and Roger Warren, dated October 1, 1999.

             10.11+         Nonstatutory Stock Option Agreement between the Company and Roger Warren, dated October 1, 1999.

             10.12+         Nonstatutory Stock Option Agreement between the Company and Roger Warren, dated October 1, 1999.

             10.13+         Incentive Stock Option Agreement between the Company and Roger Warren, dated October 1, 1999.

             10.14*         Series C Preferred Stock Purchase Agreement between the Company and the purchasers named therein, dated July 19, 1994.

             10.15*         Supplemental Agreement to Series C Preferred Stock Purchase Agreement between the Company and the purchasers named therein, dated September 30, 1994.

             10.16*         First Amendment to Purchase Agreement among the Company, the stockholders of the Company named therein and Phoenix Leasing Incorporated, dated July 29, 1994.

             10.17*         Amendment to Purchase Agreement among the Company, the stockholders of the Company named therein and
                            Phoenix Leasing Incorporated, dated March 21, 1996.

             10.18*         Note and Warrant Purchase Agreement between the Company and the purchasers named therein, dated
                            March 14, 1995.

             10.19*         Preferred Stock and Warrant Purchase Agreement between the Company and the purchasers named therein, dated May 24, 1995.

             10.20*         Letter Agreement among the Company, Harold Scott and the stockholders of the Company named therein, dated January 18, 1996.

             10.21*         Series E Preferred Stock and Warrant Purchase Agreement among the Company, Johnson Controls
                            Battery Group, Inc. and the stockholders of the Company named therein, dated June 26, 1995.

             10.22**        Purchase Agreement between the Company and BT Alex. Brown Incorporated, dated October 3, 1997.

             10.23**        Registration Rights Agreement between the Company and BT Alex. Brown Incorporated, dated October 8, 1997.

             10.24*         Senior Loan and Security Agreement between the Company and Phoenix Leasing Incorporated, dated
                            July 29, 1994, including forms of Promissory Notes and Warrants to Purchase Shares of Series C
                            Preferred Stock issued thereunder.

             10.25          Security Agreement between the Company and Transamerica Business Credit Corporation, dated
                            March 4, 1997, including form of Promissory Notes issued thereunder (previously filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference).

             10.26*         Agreement between the Company and Wright Industries, Inc., dated March 11, 1996.

             10.27          Agreement among the Company, Johnson Controls Battery Group, Inc. and Johnson Controls/Bolder LLC,
                            dated July 31, 1996 (previously filed as an exhibit to the Company's February 5, 1997 Form 8-K and incorporated herein by reference).

             10.28          Cross Supply Agreement between the Company and Johnson Controls Battery Group, Inc., dated
                            January 22, 1997 (previously filed as an exhibit to the Company's February 5, 1997 Form 8-K and incorporated herein by reference).

             10.29          Common Stock Purchase Agreement, dated May 14, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's July 12, 1999 Registration Statement of Form S-3
                            and incorporated herein by reference).

             10.30          Common Stock Purchase Agreement, dated May 18, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's July 12, 1999 Registration Statement of Form S-3
                            and incorporated herein by reference).

             10.31          Common Stock Purchase Agreement, dated July 9, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's July 12, 1999 Registration Statement of Form S-3
                            and incorporated herein by reference).

             10.32          Registration Rights Agreement, dated May 14, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's
                            July 12, 1999 Registration Statement of Form S-3 and
                            incorporated herein by reference).

             10.33          Registration Rights Agreement, dated May 18, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's
                            July 12, 1999 Registration Statement of Form S-3 and
                            incorporated herein by reference).

             10.34          Registration Rights Agreement, dated July 9, 1999, between the Company and certain stockholders
                            (previously filed as an exhibit to the Company's
                            July 12, 1999 Registration Statement of Form S-3 and
                            incorporated herein by reference).

             10.35          Warrant Agreement between the Company and First Security Van Kasper Inc. dated November 8, 1999
                            (previously filed as an exhibit to the Company's November 10, 1999 Form 8-K and incorporated herein by reference).

             10.36          Warrant issued by the Company to First Security Van Kasper Inc. (previously filed as an exhibit to the Company's November 10, 1999 Form 8-K and incorporated herein by reference).

             10.37          Underwriting Agreement between the Company and First Security Van Kasper Inc. (previously filed as an exhibit to the Company's November 10, 1999 Form 8-K and incorporated herein by reference).

             23.1           Consent of Arthur Andersen LLP, independent auditors.

             27.1           Financial Data Schedule.

-----------------

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