Form 10-Q
period 2000-03-31
BOLDER TECHNOLOGIES CORP
filed 2000-05-12
CIK 1011108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______.

                         Commission File Number 0-28060

                         BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                            Delaware                                                  84-1166231
-------------------------------------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)


                   4403 Table Mountain Drive, Golden, CO 80403
           (Address of principal executive offices including zip code)

                                 (303) 215-7200
              (Registrant's telephone number, including area code)


           ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X       No
                        ---           ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock $.001 par value                   14,566,835
        ----------------------------          ----------------------------
                   (Class)                    (Outstanding at May 1, 2000)

                         BOLDER TECHNOLOGIES CORPORATION

                                TABLE OF CONTENTS

                                                                                                          PAGE NUMBER
                                                                                                          -----------

COVER PAGE                                                                                                       1

TABLE OF CONTENTS                                                                                                2

PART I.     FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Balance Sheets as of March 31, 2000 and December 31, 1999                                  3

            Condensed Statements of Operations for the three-month periods ended
            March 31, 2000 and 1999                                                                              4

            Condensed Statements of Cash Flows for the three-month periods ended
            March 31, 2000 and 1999                                                                              5

            Notes to Condensed Financial Statements                                                              6

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                                                    7

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  10

PART II.    OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS                                                                           11

            ITEM 2. CHANGES IN SECURITIES                                                                       11

            ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                             11

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         11

            ITEM 5. OTHER INFORMATION                                                                           11

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                            11

SIGNATURES                                                                                                      12

                         BOLDER TECHNOLOGIES CORPORATION

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                                               MARCH 31,         DECEMBER 31,
                                                                                 2000                1999
                                                                             ------------        ------------
ASSETS
Current assets:
      Cash and cash equivalents                                              $  8,559,480        $ 17,651,373
      Available-for-sale securities                                             6,841,632           4,978,850
      Trade accounts receivable, net                                              447,561           1,833,261
      Inventory                                                                 4,256,638           1,656,539
      Other current assets                                                        309,152             251,710
                                                                             ------------        ------------
TOTAL CURRENT ASSETS                                                           20,414,463          26,371,733

Property and equipment, at cost, net                                           21,315,977          21,162,603
Other assets, net                                                                 624,676             579,541
                                                                             ------------        ------------
TOTAL ASSETS                                                                 $ 42,355,116        $ 48,113,877
                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued liabilities                               $  4,013,502        $  4,405,328
      Deferred revenue                                                             43,750              35,000
      Notes and capital leases, current portion                                 2,490,227           2,122,108
                                                                             ------------        ------------
TOTAL CURRENT LIABILITIES                                                       6,547,479           6,562,436

Notes and capital leases, net of current portion                                5,934,272           6,736,723

Commitments and contingencies

Stockholders' equity:
      Convertible, redeemable preferred stock, $0.001 par
         value, 5,000,000 shares authorized; 325,000 issued and
         outstanding at March 31, 2000 and December 31, 1999,
         with a liquidation and redemption value of
         $16,250,000                                                           16,073,333          15,653,939
      Common Stock, $.001 par value, 25,000,000 shares
         authorized; 14,600,168 and 14,577,826 shares issued
         at March 31, 2000 and December 31, 1999,
         respectively                                                              14,600              14,578
      Treasury stock, $.001 par common stock, 33,333
         shares at March 31, 2000 and December 31, 1999                           (50,000)            (50,000)
      Deferred compensation                                                      (972,621)         (1,069,887)
      Additional paid-in capital                                               72,707,072          72,989,247
      Accumulated deficit                                                     (57,899,019)        (52,723,159)
                                                                             ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                                     29,873,365          34,814,718
                                                                             ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 42,355,116         $48,113,877
                                                                             ============        ============

                             See accompanying notes

                         BOLDER TECHNOLOGIES CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ------------------------------
                                                                2000             1999
                                                            ------------      ------------
REVENUES
        Product sales, net                                  $    219,797      $     17,120
        Research and development services and royalties           35,000            64,324
                                                            ------------      ------------
                                                                 254,797            81,444

COST OF REVENUES                                               1,999,497            62,615
                                                            ------------      ------------
                                                              (1,744,700)           18,829
                                                            ------------      ------------

OPERATING EXPENSES
        Research and development                                 746,908         2,040,653
        General and administrative                             1,629,224           755,792
        Selling and marketing                                    996,438           377,706
                                                            ------------      ------------
                                                               3,372,570         3,174,151
                                                            ------------      ------------
LOSS FROM OPERATIONS                                          (5,117,270)       (3,155,322)

OTHER INCOME (EXPENSE)
        Interest income                                          228,974           115,179
        Interest expense                                        (287,564)         (344,165)
                                                            ------------      ------------
NET LOSS                                                      (5,175,860)       (3,384,308)
                                                            ------------      ------------
        Dividend on preferred stock                             (365,625)         (378,225)
        Accretion of preferred stock offering costs              (53,769)          (53,769)
                                                            ------------      ------------
NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS                   $ (5,595,254)     $ (3,816,302)
                                                            ============      ============

        Basic and diluted net loss per share                $      (0.38)     $      (0.39)
                                                            ============      ============
        Shares used in computing basic and diluted
           net loss per share                                 14,560,034         9,689,197
                                                            ============      ============

                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    ------------------------------
                                                                        2000             1999
                                                                    ------------      ------------
OPERATING ACTIVITIES
Net loss                                                            $ (5,175,860)     $ (3,384,308)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                     520,260           313,545
       Recognition of deferred compensation                               97,266                --
       Changes in operating assets and liabilities                    (1,650,809)         (369,512)
                                                                    ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                 (6,209,143)       (3,440,275)

INVESTING ACTIVITIES
       Purchase of short term investments                             (2,831,595)               --
       Sale of short term investments                                    968,813         3,998,061
       Purchases of property and equipment                              (657,145)         (641,008)
       Patent costs                                                      (65,729)          (74,050)
                                                                    ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                                 (2,585,656)        3,283,003
                                                                    ------------      ------------
FINANCING ACTIVITIES
       Proceeds from issuance of common stock                            137,237            63,549
       Payments on notes payable and capital leases payable             (434,331)         (329,075)
                                                                    ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                                   (297,094)         (265,526)
                                                                    ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (9,091,893)         (422,798)
Cash and cash equivalents, beginning of period                        17,651,373           962,453
                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  8,559,480      $    539,655
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid for interest                                       $    292,948      $    348,564
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
       AND FINANCING ACTIVITIES

       Accretion of preferred stock offering costs                  $     53,769      $     53,769
                                                                    ============      ============
       Preferred stock dividend accrual                             $    365,625      $    378,225
                                                                    ============      ============

                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       MARCH 31, 2000 AND 1999 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") as of and for the three-month periods ended March 31, 2000 and 1999 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three-month period ended March 31, 2000 and 1999 are not necessarily indicative of operating results to be expected for the full year.

At March 31, 2000, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive include 2,451,597 outstanding options to purchase the Company's common stock, 291,641 outstanding warrants to purchase the Company's common stock and 325,000 shares of Convertible, Redeemable Preferred Stock, which are convertible into 1,083,333 shares of common stock.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's second fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to report the impact of this change as a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations. Implementation guidelines for this standard could lead to unanticipated changes in the Company's current revenue recognition policies. Such changes could affect the timing of the Company's future revenue and results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on its financial statements.

                         BOLDER TECHNOLOGIES CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, this report may contain forward-looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and the timing of market acceptance, as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including our registration statement on Form S-3 filed on August 31, 1999, the prospectus supplement filed November 8, 1999, and the Form 10-K filed March 29, 2000. These risks (i) have materially and adversely affected, and may in the future materially and adversely affect, our results and (ii) have caused and may in the future cause such results to differ materially from those expressed in any forward-looking statements made by us.

OVERVIEW

Since our inception in March 1991 until the launch of our first commercial product in the second half of 1999, we were a development stage company, principally engaged in the research and development of our TMF(R) battery technology, to which we have devoted significant resources. In May 1997, we moved to a new 127,000 square foot leased manufacturing facility and corporate headquarters in Golden, Colorado. We believe this facility will accommodate multiple production lines, two research and development ("R&D") lines, and all of our other operations. In the third quarter of 1997, we installed our first high-volume manufacturing line, designed to annually produce approximately four million 1 Ah cells. For approximately the next year, we focused most of our resources on qualifying the line for commercial production. In the fourth quarter of 1998, we qualified our production line and introduced our 1 Ah cell, which can be a modular building block for various battery packs.

Upon qualifying the production line and introducing our 1 Ah cell, our focus shifted to the design, manufacture, and introduction of products based on our TMF technology. On August 5, 1999, we introduced SECURESTART(TM), an instant engine starter which employs our TMF technology and, specifically, the 1 Ah cell. In August 1999, we entered into an agreement with Sears, Roebuck to supply SECURESTART(TM) to approximately 2,000 Sears' stores. We began commercial shipments of SECURESTART(TM) in October 1999, and SECURESTART(TM) is currently available in the majority of Target stores, Sears Mall, Sears Dealer and Sears Hardware stores, G. I. Joe Auto and Sporting Goods, The Hardware Stores in Michigan and Home Hardware, the largest hardware chain in Canada. SECURESTART(TM) is also available through a variety of catalogs, including Sky Mall, Herringtons, West Marine and Sears Craftsman. During the first quarter of 2000, we continued to commercialize our Thin Metal Film (TMF(R)) technology and launched the SECURESTART(TM) Marine jump-start product. As the first jump-start line extension product, the SecureStart Marine is targeted toward the consumer boat market and offers special corrosion-proof features. We believe that the majority of our near-term revenues will be generated from sales of these two SECURESTART(TM) products.

Our fourth quarter 1999 shipments to Sears included stocking orders in anticipation of the holiday gift-giving period and the winter driving season. In addition, we purposely delayed adding other major retailers to be assured of meeting our product obligations to Sears. For both of these reasons, we expected and realized lower first quarter 2000 revenues than in the fourth quarter 1999 period. Beyond the first quarter 2000, we expect gradually increasing sales from existing customers, the addition of new retailers to the SECURESTART(TM) distribution base and from the marketplace introduction of the marine version of SECURESTART(TM) in the second quarter of 2000.

Inventories increased to $4.3 million at March 31, 2000 from $1.6 million at December 31, 1999. We believe there is some seasonal relationship to consumer demand for the auto version of SECURESTART(TM), resulting in higher product sales in the second half of the year than in the first half. With these seasonal factors, along with the expectation of significantly more customers in the second half of the year, we expect to further increase inventory levels during the second and third quarters of 2000 to meet anticipated customer requirements. If sales during 2000 are too low to allow us to substantially recover our investment in inventories, we may be required to revalue certain inventories and incur associated charges, which could be material, in the statement of operations.

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

We believe that our results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.

RESULTS OF OPERATIONS

As we transitioned in the second half of 1999 from primarily development activities to manufacturing and sales activities, the classification of certain functions have changed in our statement of operations. For example, activities which were previously performed prior to the third quarter 1999 in support of our research and development ("R&D") efforts (and therefore classified as R&D expense) have now evolved to support our manufacturing effort and are classified as cost of revenues. Additionally, because our production volume of batteries and other products is not yet sufficient to allow absorption of the manufacturing overhead, we have incurred a loss on gross margin, which can be expected to continue until production volumes are at significantly higher levels.

Revenues from product sales increased to $219,797 from $17,120 for the three-months ended March 31, 2000 and 1999, respectively. Product sales increased due to the introduction of SECURESTART(TM), the instant engine starter product, in the second half of 1999.

R&D services revenues and royalties declined to $35,000 from $64,324 for the three-month periods ended March 31, 2000 and 1999, respectively. The decrease is due to revenues from a customer-funded product development program of $29,324 for the three-month period ended March 31, 1999. This program was completed in the first quarter 1999. The remaining amounts in this category ($35,000 in each period) are from minimum royalties paid by Johnson Controls, who has licensed our TMF technology for automotive applications.

Cost of revenues increased to $1,999,497 from $62,615 for the three-month periods ended March 31, 2000 and 1999, respectively. Certain production line functions and associated expenses that were previously related to R&D activities in the first quarter 1999 were involved in supporting the commercial manufacture of the 1 Ah cell in the first quarter of

2000. The 1 Ah cells produced in the first quarter 2000 were primarily used for assembly into SECURESTART(TM) units, which were shipped to customers or are classified at March 31, 2000 as inventory. Also, cost of revenues increased in the 2000 period due to higher production volumes, which resulted in increases in labor, supplies and equipment expenses as compared to the previous year. In addition, first quarter 2000 production levels do not allow full absorption of fixed manufacturing overhead expenses, and the unabsorbed portion is included in cost of revenues in the current period.

R&D expenses decreased to $746,908 from $2,040,653 for the three-month periods ended March 31, 2000 and 1999, respectively. The decrease in 2000 was due to the change in classification of certain production line functions and associated expenses from R&D expenses to cost of revenues, as explained previously above. Absent similar production line functions and associated expenses of $1,174,307 in the 1999 quarter that were properly classified as R&D expenses, the remaining R&D expenses for product improvement and new product development were $866,346. The decrease to $746,908 in the 2000 first quarter was primarily due to reductions in staffing levels and related expenses in the 2000 period, as well as non-recurring expenses incurred in the 1999 period relating to the development of the SECURESTART(TM) unit.

General and administrative expenses increased to $1,629,224 for the three-month period ended March 31, 2000, from $755,792 for the same period in the prior year. Most of the increase in 2000 resulted from increases in legal fees, compensation, recruiting and business insurance compared to the prior year.

Selling and marketing expenses increased to $996,438 for the three-month periods ended March 31, 2000, from $377,706 for the same period in the prior year. The increases in 2000 were primarily due to increased staffing levels, as well as advertising and promotional activities associated with the Company's new SECURESTART(TM) products.

Interest income increased to $228,974 from $115,179 for the three-month periods ended March 31, 2000 and 1999, respectively. The increase was due to higher average invested cash balances in 2000 than in 1999.

Interest expense decreased to $287,564 from $344,165 for the three-month periods ended March 31, 2000 and 1999, respectively. The decrease in 2000 was due to lower average debt balances in the 2000 period than in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

From our inception, we have financed our operations and met our capital requirements primarily through private and public offerings of our equity securities, raising net proceeds of approximately $86 million from sales of these securities. Included in this amount are net proceeds of approximately $33.9 million received from a combination of private and public offerings of equity securities in May, July, November and December, 1999. In 1997 and 1998, we received net proceeds of approximately $12.3 million from a loan agreement with Transamerica Business Credit Corporation ("TBCC"). The remaining loan balance was approximately $8.4 million as of March 31, 2000. At March 31, 2000, our balances of cash, cash equivalents, and available-for-sale securities totaled approximately $15.4 million, compared to approximately $22.6 million at December 31, 1999.

We believe that our current balances of cash and cash equivalents, along with an anticipated working capital financing based on accounts receivable and inventory, would provide adequate capital resources to fund our operations and working capital needs through the end of 2000. There can be no assurances that working capital financing will be available, if at all, on terms favorable to the Company. In addition, we will require substantial capital resources beyond 2000 for anticipated manufacturing capacity expansion, product development, working capital and to fund operations until we achieve profitability. Accordingly, we anticipate that we will need to secure equity financing in 2000. Our inability to obtain required capital when needed would have a material adverse effect on our business, results of operations and financial condition, as we could be required to reduce our levels of operations, delay product development or other actions to diminish the amount of cash used in our business.

YEAR 2000

We rely on software in our information systems and manufacturing equipment. Most of this equipment and software was installed and written within the past three years. The Company has completed an inventory and tested its critical control systems, computers, and application software. Prior to December 31, 1999, we tested and validated each of the internal systems, equipment and software. The Company has found these to be compliant, has applied supplier fixes, or replaced the equipment. The Company implemented processes to identify and evaluate the Y2K status of newly acquired equipment, and evaluated supplier and customer Y2K compliance.

To date, we have had no significant problems related to Year 2000 issues. We believe the remaining risks of Year 2000 issues are primarily external, due to the difficulty of validating key third parties' readiness for Year 2000. The Company has sought confirmation of such compliance and seeks relationships that are compliant. The Company maintains contingency plans for each of these key relationships as they arise, such as second sourcing, purchasing additional inventory, and creating joint contingency plans for Year 2000 situations with each relationship.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because the Company has only fixed rate debt and no derivatives.

                         BOLDER TECHNOLOGIES CORPORATION

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS.

From time to time we are subject to legal proceedings arising out of our operations. In September 1999, Century Mfg. Co., a subsidiary of Pentair, Inc., filed a complaint against us in the United States District Court for the District of Minnesota. Century, which manufactures a line of portable power and jump-starting products, alleges among other things that we have misappropriated Century's trade secrets and breached a confidentiality agreement in producing and manufacturing SECURESTART(TM).

Century later filed a separate lawsuit alleging that the SECURESTART(TM) product infringes a patent issued to Century in November 1999. That suit was consolidated with the first action, and now all of Century's claims are pending in the first action. We have answered Century's complaint and asserted counterclaims for Century's misappropriation for our own trade secrets and confidential information. We believe that Century's claims are without merit, intend to defend against them vigorously, and intend to press vigorously our counterclaims.

      ITEM 2. CHANGES IN SECURITIES.

              None.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

              None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

      ITEM 5. OTHER INFORMATION.

              None.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  EXHIBIT          DESCRIPTIONS OF DOCUMENTS
                   -------          -------------------------

                     10.1 Transition Employment Agreement between the Company and Daniel S. Lankford, dated December 16, 1999.

                     10.2 Transition Employment Agreement between the Company and Sandra D. Schreiber, dated February 22, 2000.

                     27         Financial Data Schedule.

              (b) During the first quarter 2000, the Company filed one report on Form 8-K, dated March 24, 2000, pursuant to Item 5 of such Form.

                         BOLDER TECHNOLOGIES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        BOLDER Technologies Corporation

Date:    May 12, 2000                   By:  /s/ Roger F. Warren
     -------------------                   ----------------------------------
                                           Roger F. Warren
                                           Chief Executive Officer, President
                                           and Chairman of the Board

                                        By:  /s/ Joseph F. Fojtasek
                                           ----------------------------------
                                           Joseph F. Fojtasek
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER           DESCRIPTIONS OF DOCUMENTS
-------          -------------------------

 10.1        Transition Employment Agreement between the Company and Daniel S.
             Lankford, dated December 16, 1999.

 10.2        Transition Employment Agreement between the Company and Sandra D.
             Schreiber, dated February 22, 2000.

 27          Financial Data Schedule.