Form 10-Q
period 2000-06-30
BOLDER TECHNOLOGIES CORP
filed 2000-08-04
CIK 1011108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000


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

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X        No
                     -----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock $.001 par Value                              17,208,003
----------------------------                    -------------------------------
          (Class)                               (Outstanding at August 1, 2000)

                         BOLDER TECHNOLOGIES CORPORATION

                                TABLE OF CONTENTS


                                                                                                          PAGE NUMBER
                                                                                                          -----------
COVER PAGE                                                                                                   1

TABLE OF CONTENTS                                                                                            2

PART I.        FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Balance Sheets as of June 30, 2000 and December 31, 1999                            3
               Condensed Statements of Operations for the three and six-month periods ended
               June 30, 2000 and 1999                                                                        4

               Condensed Statements of Cash Flows for the six-month periods ended June 30,
               2000 and 1999                                                                                 5

               Notes to Condensed Financial Statements                                                       6

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                                     8

               ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          11

PART II.       OTHER INFORMATION

               ITEM 1.   LEGAL PROCEEDINGS                                                                  12

               ITEM 2.   CHANGES IN SECURITIES                                                              12

               ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                    12

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                12

               ITEM 5.   OTHER INFORMATION                                                                  14

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                   14

SIGNATURES                                                                                                  15

                         BOLDER TECHNOLOGIES CORPORATION

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      JUNE 30,        DECEMBER 31,
                                                                                        2000              1999
                                                                                    ------------      ------------
Assets
Current assets:
      Cash and cash equivalents                                                     $  9,958,583      $ 17,651,373
      Available-for-sale securities                                                    6,841,632         4,978,850
      Trade accounts receivable, net                                                     867,787         1,833,261
      Inventories:
        Raw materials                                                                  1,624,404           946,180
        Work-in-process                                                                  389,586           435,747
        Finished Goods                                                                 4,805,740           274,612
                                                                                    ------------      ------------
                                                                                       6,819,730         1,656,539
      Other current assets                                                               128,578           251,710
                                                                                    ------------      ------------

TOTAL CURRENT ASSETS                                                                  24,616,310        26,371,733

Property and equipment, at cost, net                                                  22,182,969        21,162,603
Other assets, net                                                                        582,978           579,541
                                                                                    ------------      ------------
TOTAL ASSETS                                                                        $ 47,382,257      $ 48,113,877
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      Current liabilities:
      Accounts payable and accrued liabilities                                      $  4,952,878      $  4,405,328
      Deferred revenue                                                                    43,750            35,000
      Notes and capital leases, current portion                                        2,582,937         2,122,108
                                                                                    ------------      ------------

TOTAL CURRENT LIABILITIES                                                              7,579,565         6,562,436

Notes and capital leases, net of current portion                                       5,321,871         6,736,723

Commitments and contingencies

Stockholders' equity:
      Convertible, redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized; 325,000 issued and outstanding at June 30, 2000 and
         December 31, 1999, with a liquidation and redemption value of
         $16,250,000                                                                  15,761,477        15,653,939
      Common Stock, $.001 par value, 25,000,000 shares authorized; 17,234,757 and 14,577,826 shares issued at June 30, 2000 and December 31, 1999,
         respectively                                                                     17,235            14,578
      Treasury stock, $.001 par common stock, 33,333
         shares at June 30, 2000 and December 31, 1999                                   (50,000)          (50,000)
      Deferred compensation                                                             (875,356)       (1,069,887)
      Additional paid-in capital                                                      82,481,777        72,989,247
      Accumulated deficit                                                            (62,854,312)      (52,723,159)
                                                                                    ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                            34,480,821        34,814,718
                                                                                    ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 47,382,257      $ 48,113,877
                                                                                    ============      ============

                             See accompanying notes

                         BOLDER TECHNOLOGIES CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                           ------------------------------      ------------------------------
                                                               2000              1999              2000              1999
                                                           ------------      ------------      ------------      ------------
REVENUES
       Product sales, net                                  $    641,311      $     53,562      $    861,108      $     70,682
       Research and development services and royalties           43,749            35,001            78,750            99,325
                                                           ------------      ------------      ------------      ------------
                                                                685,060            88,563           939,858           170,007

COST OF REVENUES                                              2,397,562           132,524         4,397,059           195,139
                                                           ------------      ------------      ------------      ------------

                                                             (1,712,502)          (43,961)       (3,457,201)          (25,132)
                                                           ------------      ------------      ------------      ------------

OPERATING EXPENSES
       Research and development                                 711,022         2,276,551         1,457,930         4,318,573
       General and administrative                             1,311,053           941,235         2,940,277         1,695,658
       Selling and marketing                                  1,132,407           555,571         2,128,845           933,277
                                                           ------------      ------------      ------------      ------------
                                                              3,154,482         3,773,357         6,527,052         6,947,508
                                                           ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                         (4,866,984)       (3,817,318)       (9,984,253)       (6,972,640)

OTHER INCOME (EXPENSE)
       Interest income                                          189,375            94,249           418,349           209,428
       Interest expense                                        (277,685)         (335,589)         (565,249)         (679,754)
                                                           ------------      ------------      ------------      ------------

NET LOSS                                                     (4,955,294)       (4,058,658)      (10,131,153)       (7,442,966)
                                                           ------------      ------------      ------------      ------------

       Dividend on preferred stock                             (365,625)         (378,225)         (731,250)         (756,450)
       Accretion of preferred stock offering costs              (53,769)          (53,769)         (107,538)         (107,538)
                                                           ------------      ------------      ------------      ------------

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS                  $ (5,374,688)     $ (4,490,652)     $(10,969,941)     $ (8,306,954)
                                                           ============      ============      ============      ============

       Basic and diluted net loss per share                $      (0.37)     $      (0.43)     $      (0.75)     $      (0.83)
                                                           ============      ============      ============      ============


       Shares used in computing basic and diluted
          net loss per share                                 14,647,979        10,340,043        14,603,610        10,016,418
                                                           ============      ============      ============      ============


                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                        ------------------------------
                                                                            2000              1999
                                                                        ------------      ------------
OPERATING ACTIVITIES
Net loss                                                                $(10,131,153)     $ (7,442,966)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                         966,368           639,948
       Recognition of deferred compensation                                  194,532                --
       Changes in deferred revenue                                             8,749                --
       Changes in operating assets and liabilities                        (3,525,933)          104,254
                                                                        ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                    (12,487,437)       (6,698,764)
                                                                        ------------      ------------
INVESTING ACTIVITIES
       Purchase of short term investments                                 (2,831,595)       (2,922,116)
       Sale of short term investments                                        968,813         6,055,456
       Purchases of property and equipment                                (1,940,548)       (1,501,744)
       Patent costs                                                          (50,727)         (110,248)
                                                                        ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (3,854,057)        1,521,348
                                                                        ------------      ------------

FINANCING ACTIVITIES
       Proceeds from issuance of common stock                             10,202,742         7,803,811
       Stock issuance costs                                                 (600,016)         (275,241)
       Payments on notes payable and capital leases payable                 (954,022)         (705,133)
                                                                        ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  8,648,704         6,823,437
                                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (7,692,790)        1,646,021
Cash and cash equivalents, beginning of period                            17,651,373           962,453
                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  9,958,583      $  2,608,474
                                                                        ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid for interest                                           $    574,867      $    688,240
                                                                        ============      ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
       AND FINANCING ACTIVITIES

       Accretion of preferred stock offering costs                      $    107,538      $    107,538
                                                                        ============      ============
       Preferred stock dividend accrual                                 $    731,250      $    756,450
                                                                        ============      ============
       Preferred stock dividends paid in common stock                   $    731,250      $    756,450
                                                                        ============      ============


                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                       JUNE 30, 2000 AND 1999 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") as of and for the three and six-month periods ended June 30, 2000 and 1999 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of operating results to be expected for the full year.

At June 30, 2000, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive include 2,586,128 outstanding options to purchase the Company's common stock, 390,102 outstanding warrants to purchase the Company's common stock and 325,000 shares of convertible, redeemable preferred stock, which are convertible into 1,083,333 shares of common stock.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to report the impact of this change as a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations. Implementation guidelines for this standard could lead to unanticipated changes in the Company's current revenue recognition policies. Such changes could affect the timing of the Company's future revenue and results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on its financial statements.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). EITF No. 00-10 provides guidance on the classification of amounts billed to a customer in a sale transaction related to shipping and handling. The consensus is required to be applied no later than the Company's fourth fiscal quarter of 2000. Upon application, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF No. 00-10. Management believes that EITF No. 00-10 will not have a significant impact on its financial statements.

In May 2000, the EITF issued EITF Issue No. 00-14 "Accounting for Certain Sales Incentives" ("EITF No. 00-14"). EITF No. 00-14 provides guidance on the recognition, measurement, and income statement classification for sales incentives offered to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The consensus is required to be applied no later than the Company's fourth fiscal quarter of 2000. Upon application, comparative financial statements for prior periods will be reclassified to comply with the classification guidelines of EITF No. 00-14. Management believes that EITF No. 00-14 will not have a significant impact on its financial statements.

                         BOLDER TECHNOLOGIES CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, this report may contain forward-looking statements that involve risks and uncertainties, including manufacturing risks associated with implementing new process technology, achieving and maintaining commercial-scale manufacturing levels, achieving consistent yields and quality, uncertainty of market acceptance and the timing of market acceptance, as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, including our registration statement on Form S-3 filed on July 28, 2000 and the Form 10-K filed March 29, 2000. These risks (i) have materially and adversely affected, and may in the future materially and adversely affect, our results and (ii) have caused and may in the future cause such results to differ materially from those expressed in any forward-looking statements made by us.

OVERVIEW

Since our inception in March 1991 until the launch of our first commercial product in the second half of 1999, we were a development stage company, principally engaged in the research and development of our Thin Metal Film ("TMF(R)") battery technology, to which we have devoted significant resources. In May 1997, we moved to a new 127,000 square foot leased manufacturing facility and corporate headquarters in Golden, Colorado. We believe this facility will accommodate multiple production lines and all of our other operations. In the third quarter of 1997, we installed our first high-volume manufacturing line, designed to annually produce approximately four million 1 Ah cells. For approximately the next year, we focused most of our resources on qualifying the line for commercial production. In the fourth quarter of 1998, we qualified our production line and introduced our 1 Ah cell, which can be a modular building block for various battery packs.

Upon qualifying the production line and introducing our 1 Ah cell, our focus shifted to the design, manufacture, and introduction of products based on our TMF technology. On August 5, 1999, we introduced SECURESTART(TM), An instant engine starter which employs our TMF technology and, specifically, the 1 Ah cell. In August 1999, we entered into an agreement with Sears, Roebuck to supply SECURESTART(TM) to approximately 2,000 Sears' stores. We began commercial shipments of SECURESTART(TM) in October 1999, and SECURESTART(TM) is currently available in the majority of Wal-Mart stores, Target stores, Sears Mall, Sears Dealer and Sears Hardware stores, G. I. Joe Auto and Sporting Goods, The Hardware Stores in Michigan and Home Hardware, the largest hardware chain in Canada. In April, we introduced SECURESTART(TM) Marine, which targets the consumer boat market and offers special corrosion-proof features. SECURESTART(TM) Marine is currently available in West Marine, Barclay Marine Distributor and Land N' Sea. Our two SECURESTART(TM) products are also available through a variety of catalogs, including Sears Craftsman, Overton's, and West Marine. We believe that the majority of our near-term revenues will be generated from sales of these two SECURESTART(TM) products.

Our fourth quarter 1999 shipments to Sears included stocking orders in anticipation of the holiday gift-giving period and the winter driving season. In addition, we purposely delayed adding other major retailers to be assured of meeting our product obligations to Sears. For both of these reasons, we expected and realized lower first quarter 2000 revenues than in the fourth quarter 1999 period. Second quarter 2000 revenues were approximately three times the level of first quarter 2000, but still less than fourth quarter 1999 revenues.

Because of the seasonality factors influencing consumer demand for SECURESTART(TM) Portable Jump Starter for autos, we expect considerably higher sales of this product in the second half of 2000 than in the first half. Also, we expect second half 2000 revenues to be considerably above second half 1999 revenues of $1.8 million, as more distribution outlets come on line.

Inventories increased to $6.8 million at June 30, 2000 from $4.3 million at March 31, 2000. Some additional increase in inventories will likely occur in the early part of the third quarter as we continue manufacturing SECURESTART(TM) units to meet anticipated demand in the second half of 2000. If sales volumes and/or average selling prices during the second half of 2000 are too low to allow us to substantially recover our investment in inventories, we may be required to revalue certain inventories and incur associated charges, which could be material, in the statement of operations.

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

In June 1995, we established a joint venture (the "Joint Venture") with Johnson Controls, Inc. ("JCI") to develop high-volume manufacturing technology for TMF batteries, manufacture TMF batteries for sale by both JCI and ourselves, and pursue hybrid electric vehicle battery development opportunities for TMF batteries. In 1997, having substantially completed the primary objective of developing the high-volume manufacturing technology, the Joint Venture was terminated and we entered into a new relationship with JCI. Under the new relationship, JCI and we are separately developing TMF battery-manufacturing facilities. We granted royalty-bearing licenses to JCI, certain of which are subject to minimum royalties and minimum performance criteria. These licenses give JCI the sole and exclusive right to sell TMF batteries for use as primary starting batteries in automobiles and trucks until July 2001. We have also entered into a cross supply agreement with JCI pursuant to which each of us has committed to supply the other with minimum quantities of TMF battery products for several years.

We believe that our results of operations to date may not be indicative of results in future periods. Future operating results may be affected by a wide range of factors and may fluctuate significantly from period to period.


RESULTS OF OPERATIONS

As we transitioned in the second half of 1999 from primarily development activities to manufacturing and sales activities, the classification of certain functions has changed in our statement of operations. For example, activities which were previously performed prior to the third quarter 1999 in support of our research and development ("R&D") efforts (and therefore classified as R&D expenses) have now evolved to support our manufacturing effort and are thus now classified as cost of revenues. Additionally, because our production volume of batteries and other products is not yet sufficient to allow absorption of the manufacturing overhead, we have incurred a loss on gross margin, which can be expected to continue until production volumes are at significantly higher levels.

Revenues from product sales increased to $641,311 and $861,108 from $53,562 and $70,682 for the three and six-months ended June 30, 2000 and 1999, respectively. Product sales increased due to the introduction of SECURESTART(TM), the instant engine starter product, in the second half of 1999 and the introduction of the marine version of SECURESTART(TM) at the end of the first quarter 2000.

R&D services revenues and royalties increased to $43,749 from $35,001 for the three-month periods ended June 30, 2000 and 1999, respectively, due to an increase in the royalty received from JCI, which has licensed our TMF technology for automotive applications. For the six-month periods ended June 30, 2000 and 1999, R&D services revenue and royalties decreased to $78,750 from $99,325, respectively. The decrease is due to revenues of $29,324 from a customer-funded product development program which was completed during the first quarter of 1999.

Cost of revenues increased to $2,397,562 and $4,397,059 from $132,524 and $195,139 for the three and six-month periods ended June 30, 2000 and 1999, respectively. Certain production line functions and associated expenses that were previously related to R&D activities in the 1999 periods were involved in supporting the commercial manufacture of the 1 Ah cell in 2000. The 1 Ah cells produced in 2000 were primarily used for assembly into SECURESTART(TM) units, which were shipped to customers or are classified at June 30, 2000 as inventory. Also, cost of revenues increased in the 2000 period due to higher production volumes, which resulted in increases in labor, supplies and equipment expenses as compared to the previous year. In addition, the 2000 production levels do not allow full absorption of fixed manufacturing overhead expenses, and the unabsorbed portion is included in cost of revenues in the current period.

R&D expenses decreased to $711,022 and $1,457,930 from $2,276,551 and $4,318,573 for the three and six-month periods ended June 30, 2000 and 1999, respectively. The decreases in 2000 were mainly due to the change in classification of certain production line functions and associated expenses from R&D expenses to cost of revenues, as explained previously above. Absent similar production line functions and associated expenses of $1,180,637 and $2,204,943 in the three and six-month 1999 periods, respectively, that were properly classified as R&D expenses, the remaining R&D expenses for product improvement and new product development were $1,095,914 and $2,113,630 for the three and six-month periods, respectively. The decreases to $711,022 and $1,457,930 in the 2000 periods were primarily due to reductions in staffing levels and related expenses in the 2000 periods, as well as non-recurring expenses incurred in the 1999 periods relating to the development of the SECURESTART(TM) unit.

General and administrative expenses increased to $1,311,053 and $2,940,277 for the three and six-month periods ended June 30, 2000, respectively, from $941,235 and $1,695,658 for the same periods in the prior year. Most of the increases in the 2000 periods resulted from increases in legal fees, compensation, recruiting and business insurance expenses compared to the prior year periods.

Selling and marketing expenses increased to $1,132,407 and $2,128,845 for the three and six-month periods ended June 30, 2000, respectively, from $555,571 and $933,277 for the same periods in the prior year. The increases in 2000 were primarily due to increased staffing levels, as well as advertising and promotional activities associated with the Company's new SECURESTART(TM) products.

Interest income increased to $189,375 and $418,349 from $94,249 and $209,428 for the three and six-month periods ended June 30, 2000 and 1999, respectively. The increases were due to higher average invested cash balances in the 2000 periods than in the 1999 periods. In addition, interest rates earned were slightly higher during the 2000 periods than in the prior year periods.

Interest expense decreased to $277,685 and $565,249 from $335,589 and $679,754 for the three and six-month periods ended June 30, 2000 and 1999, respectively. The decreases in 2000 were due to lower average debt balances in the 2000 periods than in the prior year periods.


LIQUIDITY AND CAPITAL RESOURCES

From our inception, we have financed our operations and met our capital requirements primarily through private and public offerings of our equity securities, raising net proceeds of approximately $96 million from sales of these securities. Included in this amount are net proceeds of approximately $9.4 million received from a private placement of 2,461,539 shares of BOLDER's common stock with the State of Wisconsin Investment Board in June 2000. In 1997 and 1998, we received net proceeds of approximately $12.3 million from a loan agreement with Transamerica Business Credit Corporation. The remaining loan balance was approximately $7.9 million as of June 30, 2000. At June 30, 2000, our balances of cash, cash equivalents, and available-for-sale securities totaled approximately $16.8 million, compared to approximately $22.6 million at December 31, 1999.

We believe that our current balances of cash and cash equivalents provide adequate capital resources to fund our operations and working capital needs at least through the end of 2000. We will require substantial additional capital resources beyond 2000 to provide funds for anticipated manufacturing capacity expansion, product development, working capital, to fund operations until we achieve profitability and other general corporate purposes. Our inability to obtain required capital when needed would have a material adverse effect on our business, results of operations and financial condition, as we could be required to reduce our levels of operations, delay product development or other actions to diminish the amount of cash used in our business.


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

                         BOLDER TECHNOLOGIES CORPORATION


PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

                  From time to time we are subject to legal proceedings arising out of our operations. In September 1999, Century Mfg. Co. ("Century"), an affiliate of Pentair, Inc., filed a complaint against us in the United States District Court for the District of Minnesota. Century, which manufactures a line of portable power and jump-starting products, alleges among other things that we have misappropriated Century's trade secrets and breached a confidentiality agreement in producing and manufacturing SECURESTART(TM).

                  Century later filed a separate lawsuit alleging that the SECURESTART(TM) product infringes upon a patent issued to Century in December 1999. That suit was consolidated with the first action, and now all of Century's claims are pending in the first action. We have answered Century's complaint and asserted counterclaims for Century's misappropriation of our own trade secrets and confidential information. We believe that Century's claims are without merit, intend to defend against them vigorously, and intend to press vigorously our counterclaims.

         ITEM 2.  CHANGES IN SECURITIES.

                  In June 2000, the Company issued 2,461,539 shares of common stock in a private placement to the State of Wisconsin Investment Board at a price per share of $4.0625, payable in cash. The sale and issuance of these shares were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

                  In June 2000, the Company issued a warrant to Donaldson, Lufkin & Jenrette Securities Corporation to purchase 98,461 shares of BOLDER's common stock at an exercise price of $4.0625 per share. The warrant expires on June 27, 2005.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Stockholders was held on June 1, 2000. Proxies for the meeting were solicited by management; there was no solicitation in opposition to management's nominees for Class I Directors set forth in the Proxy Statement and all such nominees were elected. The stockholders approved the Company's 1996 Employee Stock Purchase Plan, as amended. The stockholders also approved management's proposal to ratify the selection of Arthur Andersen LLP as independent accountants of the Company for the fiscal year ending December 31, 2000.

                  Each holder of record of common stock was entitled to one vote per share, and each holder of record of Series A Preferred Stock was entitled to 3.33 votes per share. All voting tabulations below include the effect of both the common stock and Series A Preferred Stock, based on the relative voting rights as noted.

                  a) The following details the voting results with respect to each nominee for office, including the number of shares not voted at all ("not present") and the proxies that brokers did not vote in full ("broker non-voted").

               NOMINEE                                    COMMON STOCK
               -------                                    ------------
               Daniel S. Lankford
                       For                                 12,175,824
                       Against                                    -0-
                       Withhold                                35,945
                       Not Present                          3,437,152
                       Broker non-voted                           -0-
                                                           ----------
                       Total Eligible Shares               15,648,921
                                                           ==========


               NOMINEE                                    COMMON STOCK
               -------                                    ------------
               Carl S. Stutts
                       For                                 12,175,824
                       Against                                    -0-
                       Withhold                                35,945
                       Not Present                          3,437,152
                       Broker non-voted                           -0-
                                                           ----------

                       Total Eligible Shares               15,648,921
                                                           ==========

                  b) The following details the voting results with respect to the proposal to approve the Company's 1996 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance thereunder by 40,000 shares.


                     For                                   11,606,966
                     Against                                  583,290
                     Abstain                                   21,513
                     Broker non-voted                             -0-
                     Not present                            3,437,152
                                                           ----------

                     Total Eligible Shares                 15,648,921
                                                           ==========

                  c) The following details the voting results with respect to ratifying the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 2000.

                       For                                 12,191,577
                       Against                                 14,109
                       Abstain                                  6,083
                       Not present                          3,437,152
                       Broker non-voted                           -0-
                                                           ----------

                       Total Eligible Shares               15,648,921
                                                           ==========

      ITEM 5.     OTHER INFORMATION.

                  Notice of Deadlines for Stockholder Proposals for 2001 Proxy Statement.

                  The deadlines for submitting a stockholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 2001 Annual Meeting of Stockholders pursuant to Rule 14a-8, "Shareholder Proposals," of the Securities and Exchange Commission's Regulation 14A is January 1, 2001.

                  The date after which notice of a stockholder proposal or a stockholder nomination for a director submitted outside the procedures of Rule 14a-8 is considered untimely is April 2, 2001.

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBIT  DESCRIPTIONS OF DOCUMENTS

                             27             -- Financial Data Schedule.

                  (b) There were no reports on Form 8-K for the three months ended June 30, 2000.

                         BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    BOLDER Technologies Corporation




Date:   August 4, 2000              By: /s/ Roger F. Warren
     --------------------              --------------------
                                       Roger F. Warren
                                    Chief Executive Officer, President and
                                    Chairman of the Board



                                    By: /s/ Joseph F. Fojtasek
                                        ----------------------
                                        Joseph F. Fojtasek
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

     Exhibit
     Number                       Description
     ------                       -----------
       27                   Financial Data Schedule