Form 10-Q
period 2000-09-30
BOLDER TECHNOLOGIES CORP
filed 2000-11-13
CIK 1011108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______.

                         Commission File Number 0-28060

                         BOLDER TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                       84-1166231
---------------------------------                   -------------------------
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

                        Yes    X       No
                              ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Common Stock $.001 par Value                          17,214,194
   ------------------------------              ---------------------------------
             (Class)                           (Outstanding at November 1, 2000)

                         BOLDER TECHNOLOGIES CORPORATION

                                TABLE OF CONTENTS


                                                                                                          PAGE NUMBER
                                                                                                          -----------

COVER PAGE                                                                                                     1

TABLE OF CONTENTS                                                                                              2

PART I.        FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Balance Sheets as of September 30, 2000 and December 31, 1999                         3

               Condensed Statements of Operations for the three- and nine-month periods
               ended September 30, 2000 and 1999                                                               4

               Condensed Statements of Cash Flows for the nine-month periods ended
               September 30, 2000 and 1999                                                                     5

               Notes to Condensed Financial Statements                                                         6

               ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                                       8

               ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            11

PART II.       OTHER INFORMATION

               ITEM 1.   LEGAL PROCEEDINGS                                                                    12

               ITEM 2.   CHANGES IN SECURITIES                                                                12

               ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                      12

               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  12

               ITEM 5.   OTHER INFORMATION                                                                    13

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                     13

SIGNATURES                                                                                                    14

                         BOLDER TECHNOLOGIES CORPORATION

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        2000               1999
                                                                                    -------------      ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                      $    967,978      $ 17,651,373
      Available-for-sale securities                                                     6,887,521         4,978,850
      Trade accounts receivable, net                                                    1,441,313         1,833,261
      Inventories:
        Raw materials                                                                   2,476,384           946,180
        Work-in-process                                                                   653,301           435,747
        Finished goods                                                                  4,004,170           274,612
                                                                                     ------------      ------------
                                                                                        7,133,855         1,656,539
      Other current assets                                                                181,651           251,710
                                                                                     ------------      ------------
TOTAL CURRENT ASSETS                                                                   16,612,318        26,371,733
Property and equipment, at cost, net                                                   22,011,526        21,162,603
Other assets, net                                                                         609,111           579,541
                                                                                     ------------      ------------
TOTAL ASSETS                                                                         $ 39,232,955      $ 48,113,877
                                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and accrued liabilities                                       $  2,673,859      $  4,405,328
      Deferred revenue                                                                     52,500            35,000
      Notes and capital leases, current portion                                         2,417,721         2,122,108
                                                                                     ------------      ------------


TOTAL CURRENT LIABILITIES                                                               5,144,080         6,562,436

Notes and capital leases, net of current portion                                        4,912,970         6,736,723

Commitments and contingencies

Stockholders' equity:
      Convertible, redeemable preferred stock, $0.001 par value, 5,000,000 shares authorized; 325,000 issued and outstanding at September 30, 2000 and December 31, 1999, with a liquidation and redemption value of
         $16,250,000                                                                   16,180,871        15,653,939
      Common Stock, $.001 par value, 25,000,000 shares authorized; 17,246,468 and 14,577,826 shares issued at September 30, 2000 and December 31,
         1999,
         respectively                                                                      17,247            14,578
      Treasury stock, $.001 par common stock, 33,333
         shares at September 30, 2000 and December 31, 1999                               (50,000)          (50,000)
      Deferred compensation                                                              (778,090)       (1,069,887)
      Additional paid-in capital                                                       82,074,210        72,989,247
      Accumulated deficit                                                             (68,268,333)      (52,723,159)
                                                                                     ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                             29,175,905        34,814,718
                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 39,232,955      $ 48,113,877
                                                                                     ============      ============


                             See accompanying notes

                         BOLDER TECHNOLOGIES CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ----------------------------    ----------------------------
                                                             2000           1999             2000             1999
                                                         ------------    ------------    ------------    ------------
REVENUES
       Product sales, net                                $  1,391,776    $     20,803    $  2,252,884    $     91,485
       Research and development services and royalties         43,750          35,001         122,500         134,326
                                                         ------------    ------------    ------------    ------------
                                                            1,435,526          55,804       2,375,384         225,811

COST OF REVENUES                                            3,847,076       1,413,901       8,244,135       1,609,040
                                                         ------------    ------------    ------------    ------------

                                                           (2,411,550)     (1,358,097)     (5,868,751)     (1,383,229)
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
       Research and development                               555,590       1,190,486       2,013,520       5,509,059
       General and administrative                           1,077,699         914,904       4,017,976       2,610,562
       Selling and marketing                                1,086,799         652,193       3,215,644       1,585,470
                                                         ------------    ------------    ------------    ------------
                                                            2,720,088       2,757,583       9,247,140       9,705,091
                                                         ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                       (5,131,638)     (4,115,680)    (15,115,891)    (11,088,320)

OTHER INCOME (EXPENSE)
       Interest income                                        181,130         142,399         599,479         351,827
       Interest expense                                      (250,667)       (334,191)       (815,916)     (1,013,945)
       Gain (loss) on disposition of fixed assets            (212,846)             --        (212,846)             --
                                                         ------------    ------------    ------------    ------------

NET LOSS                                                   (5,414,021)     (4,307,472)    (15,545,174)    (11,750,438)
                                                         ------------    ------------    ------------    ------------

       Dividend on preferred stock                           (365,625)       (378,225)     (1,096,875)     (1,134,675)
       Accretion of preferred stock offering costs            (53,769)        (53,769)       (161,307)       (161,307)
                                                         ------------    ------------    ------------    ------------

NET LOSS ALLOCABLE TO COMMON STOCKHOLDERS                $ (5,833,415)   $ (4,739,466)   $(16,803,356)   $(13,046,420)
                                                         ============    ============    ============    ============

       Basic and diluted net loss per share              $      (0.34)   $      (0.40)   $      (1.09)   $      (1.23)
                                                         ============    ============    ============    ============


       Shares used in computing basic and diluted
          net loss per share                               17,209,496      11,790,507      15,478,579      10,614,280
                                                         ============    ============    ============    ============






                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                      NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  ----------------------------
                                                                      2000           1999
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net loss                                                          $(15,545,174)   $(11,750,438)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                 1,419,998       1,022,536
       Loss on disposition of fixed assets                             212,846              --
       Recognition of deferred compensation                            291,797              --
       Changes in deferred revenue                                      17,500              --
       Changes in operating assets and liabilities                  (6,742,022)        354,531
                                                                  ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                              (20,345,055)    (10,373,371)
                                                                  ------------    ------------


INVESTING ACTIVITIES
       Purchase of short term investments                           (5,873,146)     (2,922,116)
       Sale of short term investments                                3,964,475       9,073,850
       Purchases of property and equipment                          (2,418,273)     (2,635,937)
       Patent costs                                                    (97,820)       (196,513)
                                                                  ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (4,424,764)      3,319,284
                                                                  ------------    ------------

FINANCING ACTIVITIES
       Proceeds from issuance of common stock                       10,240,678      13,221,444
       Payments on issuance of dividends                                    --             (26)
       Stock issuance costs                                           (626,114)       (349,487)
       Payments on notes payable and capital leases payable         (1,528,140)     (1,163,791)
                                                                  ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            8,086,424      11,708,140
                                                                  ------------    ------------



NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (16,683,395)      4,654,053
Cash and cash equivalents, beginning of period                      17,651,373         962,453
                                                                  ------------    ------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    967,978    $  5,616,506
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid for interest                                     $    836,836    $  1,017,362
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
       AND FINANCING ACTIVITIES

       Accretion of preferred stock offering costs                $    161,307    $    161,307
                                                                  ============    ============
       Preferred stock dividend accrual                           $  1,096,875    $  1,134,675
                                                                  ============    ============
       Preferred stock dividends paid in common stock             $    731,250    $    756,450
                                                                  ============    ============



                             See accompanying notes.

                         BOLDER TECHNOLOGIES CORPORATION


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The interim financial information of BOLDER Technologies Corporation (the "Company" or "BOLDER") as of and for the three and nine-month periods ended September 30, 2000 and 1999 is unaudited, but includes all adjustments (consisting only of normal recurring entries) which the Company's management believes to be necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying interim financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Interim results of operations for the three and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of operating results to be expected for the full year.

At September 30, 2000, securities that have been excluded from basic and diluted net loss per share because they would be antidilutive include 2,527,202 outstanding options to purchase the Company's common stock, 390,102 outstanding warrants to purchase the Company's common stock and 325,000 shares of convertible, redeemable preferred stock, which are convertible into 1,083,333 shares of common stock.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to report the impact of this change as a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. In addition, in accordance with APB 20 such implementation could result in previously reported interim results being restated to reflect the implementation. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations. Implementation guidelines for this standard could lead to unanticipated changes in the Company's current revenue recognition policies. Such changes could affect the timing of the Company's future revenue and results of operations.

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

Upon qualifying the production line and introducing our 1 Ah cell, our focus shifted to the design, manufacture, and introduction of products based on our TMF technology. On August 5, 1999, we introduced SECURESTART(TM), an instant engine starter which employs our TMF technology and, specifically, the 1 Ah cell. In August 1999, we entered into an agreement with Sears, Roebuck to supply SECURESTART(TM) to approximately 2,000 Sears' stores. We began commercial shipments of SECURESTART(TM) in October 1999, and SECURESTART(TM) is currently available in the majority of Wal-Mart stores, Target stores, Sears Mall, Sears Dealer and Sears Hardware stores, Pro Hardware, G. I. Joe's Auto and Sporting Goods, Tool Warehouse stores in Michigan and Home Hardware, the largest hardware chain in Canada. In April, we introduced SECURESTART(TM) Marine, which targets the consumer boat market and offers special corrosion-proof features. SECURESTART(TM) Marine is currently available at West Marine and Bass Pro Shops retail outlets. It is also distributed by several wholesale marine distributors who service thousands of independent marine dealers and marinas. In the second quarter we also introduced our SECURESTART(TM) Pro 900XLT Jump Starter to the automotive tool and parts sector bringing on national and regional distributors including ISN, Medco, Topline Tools and Casco Distributing. In September 2000 the company began shipping its SECURESTART(TM) jump starter under the Sears' Craftsman label. Our SECURESTART(TM) products are also available through a variety of catalogs, including Sears Craftsman, Overton's, and West Marine. We believe that the majority of our near-term revenues will be generated from sale of SECURESTART(TM) products.

Because of the seasonality factors influencing consumer demand for SECURESTART(TM) Portable Jump Starter for autos, we expect considerably higher sales of this product in the second half of 2000 than in the first half. Also, we expect second half 2000 revenues to be considerably above second half 1999 revenues of $1.8 million, as more distribution outlets come on line.

Inventories increased to $7.1 million at September 30, 2000 from $6.8 million at June 30, 2000. This increase in inventory resulted from continued manufacturing of SECURESTART(TM) units to meet anticipated demand in the fourth quarter of 2000. If sales volumes and/or average selling prices during the fourth quarter of 2000 are below our forecasts and are too low to allow us to substantially recover our investment in inventories, we may be required to revalue certain inventories and incur associated charges, which could be material, in the statement of operations.

We believe that the task of improving the yield of our first production line, the efficiency of the overall manufacturing process and the performance of our TMF products will be an ongoing activity. Additional modifications will be required from time to time to improve the capability of our production line. Similarly, changes in the design of our products will be required from time to time in order to improve product performance.

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

Revenues from product sales increased to $1,391,776 and $2,252,884 from $20,803 and $91,485 for the three and nine-months ended September 30, 2000 and 1999, respectively. Product sales increased due to the introduction of SECURESTART(TM), the instant engine starter product, in the second half of 1999, the introduction of the marine version of SECURESTART(TM) at the end of the first quarter 2000, the introduction of the professional version of the SECURESTART(TM) in the second quarter 2000, and the introduction of the Sears Craftsman Portable Jump Starter in the third quarter of 2000. We accrued a return reserve of approximately $390,000 in the third quarter 2000 to cover potential returns.

R&D services revenues and royalties increased to $43,750 from $35,001 for the three-month periods ended September 30, 2000 and 1999, respectively, due to an increase in the royalty received from JCI, which has licensed our TMF technology for automotive applications. For the nine-month periods ended September 30, 2000 and 1999, R&D services revenue and royalties decreased to $122,500 from $134,326, respectively. The decrease is due to revenues of $29,324 from a customer-funded product development program which was completed during the first quarter of 1999.

Cost of revenues increased to $3,847,076 and $8,244,135 from $1,413,901 and $1,609,040 for the three and nine-month periods ended September 30, 2000 and 1999, respectively. Certain production line functions and associated expenses that were previously related to R&D activities in the 1999 periods were involved in supporting the commercial manufacture of the 1 Ah cell in 2000. The 1 Ah cells produced in 2000 were primarily used for assembly into SECURESTART(TM) units, which were shipped to customers or are classified at September 30, 2000 as inventory. Also, cost of revenues increased in the 2000 period due to higher production volumes, which resulted in increases in labor, supplies and equipment expenses as compared to the previous year. In addition, the 2000 production levels do not allow full absorption of fixed manufacturing overhead expenses, and the unabsorbed portion is included in cost of revenues in the current period. We also made charges to expense in the third quarter of 2000 of approximately $880,000 for inventory revaluation and rework.

R&D expenses decreased to $555,590 and $2,013,520 from $1,190,486 and $5,509,059 for the three and nine-month periods ended September 30, 2000 and 1999, respectively. These decreases were due to the change in classification of certain production line functions and associated expenses from R&D expenses to cost of revenues, as explained previously, as well as reductions in staffing levels and related expenses in the 2000 periods, and non-recurring expenses incurred in the 1999 periods relating to the development of the SECURESTART(TM) unit.

General and administrative expenses increased to $1,077,699 and $4,017,976 for the three and nine-month periods ended September 30, 2000, respectively, from $914,904 and $2,610,562 for the same periods in the prior year. Most of the increases in the 2000 periods resulted from increases in legal fees, compensation, severance, recruiting and business insurance expenses compared to the prior year periods.

Selling and marketing expenses increased to $1,086,799 and $3,215,644 for the three and nine-month periods ended September 30, 2000, respectively, from $652,193 and $1,585,470 for the same periods in the prior year. The increases in 2000 were primarily due to increased staffing levels, as well as advertising and promotional activities associated with the Company's new SECURESTART(TM) products.

Interest income increased to $181,130 and $599,479 from $142,399 and $351,827 for the three and nine-month periods ended September 30, 2000 and 1999, respectively. The increases were due to higher average invested cash balances in the 2000 periods than in the 1999 periods. In addition, interest rates earned were slightly higher during the 2000 periods than in the prior year periods.

Interest expense decreased to $250,667 and $815,916 from $334,191 and $1,013,945 for the three and nine-month periods ended September 30, 2000 and 1999, respectively. The decreases in 2000 were due to lower average debt balances in the 2000 periods than in the prior year periods.


LIQUIDITY AND CAPITAL RESOURCES

From our inception, we have financed our operations and met our capital requirements primarily through net proceeds from public and private sales of equity and debt securities and to a lesser extent through cash flow generated by our operations. Through September 30, 2000, we have raised net proceeds of approximately $96 million from the sales of our equity. In 1997 and 1998, we received net proceeds of approximately $12.3 million from a loan agreement with Transamerica Business Credit Corporation. At September 30, 2000, the remaining loan balance was approximately $7.3 million. Our business is subject to substantial risks associated with a rapidly evolving marketplace, including the need for additional capital, technological change, intense competition, and dependence on key personnel. As of September 30, 2000, we had cash, cash equivalents and short-term investments of approximately $7.9 million, and we had working capital of approximately $11.5 million, a decrease of $8.3 million from $19.8 million of working capital at December 31, 1999. During the first nine months of 2000, we recorded a net loss allocable to common stockholders of approximately $16.8 million, and we have an accumulated deficit of $68.3 million as of September 30, 2000.

During the first nine months of 2000, we pursued a strategy of aggressive growth in the number of distributors carrying our SecureStart product, as well as the creation of new products based upon this product design. We believe that this strategy is resulting in new customers, expanded distribution and will lead to increased revenue in the future. To pursue this strategy, we expended substantial funds in marketing, inventory buildup, and overall organizational infrastructure enhancement in anticipation of growth in our revenue and customer base. In order to deliver the products that we expect to sell in the future, we were required to make these expenditures in advance of the resultant revenue.

During the nine months ended September 30, 2000, we used $20.3 million of cash in operations (compared to $10.4 million used in operations in the prior year period), $4.4 million in investing activities (compared to $3.3 million provided by investing activities in the prior year period) and $8.1 million was provided by financing activities (compared to $11.7 million provided by financing activities in the prior year period).

We believe that our current balances of cash and cash equivalents provide adequate capital resources to fund our operations and working capital needs through at least the end of 2000. In June 2000, we raised net proceeds of approximately $9.4 million with the State of Wisconsin Investment Board, and we intend to raise an additional $10 to $15 million by the end of 2000 in order to continue the execution of the Company's aggressive product rollout strategy.

Our management regularly evaluates financing alternatives for funding the Company's growth plans. The Company has taken actions to manage its existing cash and to provide for future cash needs. As we have previously disclosed in prior filings, we will continue to require substantial additional funds beyond 2000 for anticipated manufacturing capacity expansion, product development, working capital and other general corporate purposes and to fund operations until we achieve profitability. Our inability to obtain required capital when needed would have a material adverse effect on our business, results of operations and financial condition, and we could be required to reduce our level of operations, delay product development or other actions to diminish the amount of cash used in our business.

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

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBIT DESCRIPTIONS OF DOCUMENTS


                               Exhibit 3(ii).1  Amended and Restated Bylaws of
                                                the Company
                               Exhibit 4.1      Amendment to Rights Agreement
                               Exhibit 4.2      Amendment No. 2 to Rights
                                                Agreement
                               Exhibit 4.3      Amendment No. 3 to Rights
                                                Agreement
                               Exhibit 10.1 1996 Equity Incentive Plan of Company, as amended through
                                                September 30, 2000
                               Exhibit 10.2 1996 Employee Stock Purchase Plan of Company, as amended through September 30, 2000
                               Exhibit 27.1     Financial Data Schedule.


                  (b) There were no reports on Form 8-K for the three months ended September 30, 2000.

                         BOLDER TECHNOLOGIES CORPORATION



                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 BOLDER Technologies Corporation




Date: November 13, 2000                          By: /s/ Roger F. Warren
     -------------------                             ---------------------------
                                                     Roger F. Warren
                                                     Chief Executive Officer,
                                                     President and Chairman of
                                                     the Board


                                                 By: /s/ Paul C. Kelly
                                                     --------------------------
                                                     Paul C. Kelly
                                                     Vice President and Chief
                                                     Financial Officer
                                                     (Principal Financial and
                                                      Accounting Officer)

                               INDEX TO EXHIBITS


              EXHIBIT
              NUMBER          DESCRIPTION
              -------         -----------
            Exhibit 3(ii).1   Amended and Restated Bylaws of the Company
            Exhibit 4.1       Amendment to Rights Agreement
            Exhibit 4.2       Amendment No. 2 to Rights Agreement
            Exhibit 4.3       Amendment No. 3 to Rights Agreement
            Exhibit 10.1      1996 Equity Incentive Plan of Company, as amended
                              through September 30, 2000
            Exhibit 10.2      1996 Employee Stock Purchase Plan of Company, as
                              amended through September 30, 2000
            Exhibit 27.1      Financial Data Schedule.